Form 10-Q
period 1996-03-31
PRUDENTIAL BACHE OPTIMAX FUTURES FUND LP
filed 1996-05-15
CIK 866533

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 1996

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number: 0-19805

                  PRUDENTIAL-BACHE OPTIMAX FUTURES FUND, L.P.
- - --------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

Delaware                                           13-3577395
- - --------------------------------------------------------------------------------
(State or other jurisdiction                    (I.R.S. Employer
of incorporation or organization)                Identification No.)

One New York Plaza, 13th Floor, New York, New York             10292
- - --------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code (212) 778-7866

                                      N/A
- - --------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

   Indicate by check CK whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _CK_ No __

                         Part I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                  PRUDENTIAL-BACHE OPTIMAX FUTURES FUND, L.P.
                            (a limited partnership)
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                         March 31, 1996
                                                           ------------------------------------------
                                                             A Units        B Units          Total
- - -----------------------------------------------------------------------------------------------------
ASSETS
Equity in commodity trading accounts:
Cash                                                       $ 1,579,614     $  345,988     $ 1,925,602
U.S. Treasury bills, at amortized cost                       7,064,896      1,572,758       8,637,654
Net unrealized gain on open commodity positions                430,371         94,472         524,843
                                                           -----------     ----------     -----------
Net equity                                                   9,074,881      2,013,218      11,088,099
Reserve asset, at amortized cost                             7,651,584             --       7,651,584
                                                           -----------     ----------     -----------
Total assets                                               $16,726,465     $2,013,218     $18,739,683
                                                           -----------     ----------     -----------
                                                           -----------     ----------     -----------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Redemptions payable                                        $ 3,511,297     $  253,459     $ 3,764,756
Accrued expenses                                                87,504         15,066         102,570
Management fees payable                                         19,858          4,412          24,270
Other transaction fees payable                                   3,010            661           3,671
                                                           -----------     ----------     -----------
Total liabilities                                            3,621,669        273,598       3,895,267
                                                           -----------     ----------     -----------
Commitments
Partners' capital
Limited partners (101,678.001 Class A Units and
  13,568.045 Class B Units outstanding)                     12,973,627      1,722,105      14,695,732
General partner (1,028 Class A Units and
  138 Class B Units outstanding)                               131,169         17,515         148,684
                                                           -----------     ----------     -----------
Total partners' capital                                     13,104,796      1,739,620      14,844,416
                                                           -----------     ----------     -----------
Total liabilities and partners' capital                    $16,726,465     $2,013,218     $18,739,683
                                                           -----------     ----------     -----------
                                                           -----------     ----------     -----------
Net asset value per limited and general partnership
units (the ``Class A Units'' and the ``Class B Units''
and collectively, the ``Units'')                           $    127.60     $   126.92     $    127.52
                                                           -----------     ----------     -----------
                                                           -----------     ----------     -----------
- - -----------------------------------------------------------------------------------------------------
                   The accompanying notes are an integral part of these statements

                  PRUDENTIAL-BACHE OPTIMAX FUTURES FUND, L.P.
                            (a limited partnership)
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                       December 31, 1995
                                                           ------------------------------------------
                                                             A Units        B Units          Total
- - -----------------------------------------------------------------------------------------------------
ASSETS
Equity in commodity trading accounts:
Cash                                                       $ 1,968,058     $  424,826     $ 2,392,884
U.S. Treasury bills, at amortized cost                       7,105,513      1,596,924       8,702,437
Net unrealized gain on open commodity positions                737,453        161,880         899,333
Options, at market                                              12,772          2,804          15,576
                                                           -----------     ----------     -----------
Net equity                                                   9,823,796      2,186,434      12,010,230
Reserve asset, at amortized cost                             7,960,611             --       7,960,611
Unrealized gain on reserve asset                                44,012             --          44,012
Organizational costs, net                                        2,858            346           3,204
                                                           -----------     ----------     -----------
Total assets                                               $17,831,277     $2,186,780     $20,018,057
                                                           -----------     ----------     -----------
                                                           -----------     ----------     -----------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Redemptions payable                                        $ 1,020,444     $  139,535     $ 1,159,979
Accrued expenses                                               102,876         16,602         119,478
Management fees payable                                         21,411          4,776          26,187
Other transaction fees payable                                   2,305            505           2,810
                                                           -----------     ----------     -----------
Total liabilities                                            1,147,036        161,418       1,308,454
                                                           -----------     ----------     -----------
Commitments
Partners' capital
Limited partners (125,014.001 Class A Units and
  15,078.045 Class B Units outstanding)                     16,016,742      1,944,752      17,961,494
General partner (5,210 Class A Units and
  625 Class B Units outstanding)                               667,499         80,610         748,109
                                                           -----------     ----------     -----------
Total partners' capital                                     16,684,241      2,025,362      18,709,603
                                                           -----------     ----------     -----------
Total liabilities and partners' capital                    $17,831,277     $2,186,780     $20,018,057
                                                           -----------     ----------     -----------
                                                           -----------     ----------     -----------
Net asset value per limited and general partnership
units (the ``Class A Units'' and the ``Class B Units''
and collectively, the ``Units'')                           $    128.12     $   128.98     $    128.21
                                                           -----------     ----------     -----------
                                                           -----------     ----------     -----------
- - -----------------------------------------------------------------------------------------------------
                   The accompanying notes are an integral part of these statements

                  PRUDENTIAL-BACHE OPTIMAX FUTURES FUND, L.P.
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                             Class A Units
                                                                      ----------------------------
                                                                           Three months ended
                                                                               March 31,
                                                                      ----------------------------
                                                                          1996            1995
- - --------------------------------------------------------------------------------------------------
REVENUES
Net realized gain on commodity transactions                           $    378,211    $    922,791
Change in net unrealized gain on open commodity positions                 (308,169)       (654,862)
Change in net unrealized gain on reserve assets                            (44,012)         80,692
Interest from U.S. Treasury bills                                           91,965         101,935
Interest from reserve asset                                                147,823         166,064
Realized gain on reserve asset                                               2,149             990
                                                                      ------------    ------------
                                                                           267,967         617,610
                                                                      ------------    ------------
EXPENSES
Commissions                                                                182,042         201,121
Other transaction fees                                                      17,037          19,284
Management fees                                                             60,015          63,345
Letter of credit fees                                                       36,621          44,631
General and administrative                                                  37,542          32,523
Amortization of organizational costs                                         2,858           6,948
                                                                      ------------    ------------
                                                                           336,115         367,852
                                                                      ------------    ------------
Net income (loss)                                                     $    (68,148)   $    249,758
                                                                      ------------    ------------
                                                                      ------------    ------------
ALLOCATION OF NET INCOME (LOSS)
Limited partners                                                      $    (65,441)   $    241,558
                                                                      ------------    ------------
                                                                      ------------    ------------
General partner                                                       $     (2,707)   $      8,200
                                                                      ------------    ------------
                                                                      ------------    ------------
NET INCOME (LOSS) PER WEIGHTED AVERAGE CLASS A LIMITED
AND GENERAL PARTNERSHIP UNIT
Net income (loss) per weighted average Class A limited and general
  partnership unit                                                    $       (.52)   $       1.57
                                                                      ------------    ------------
                                                                      ------------    ------------
Weighted average number of Class A limited and general partnership
  units outstanding                                                    130,224.001     158,694.001
                                                                      ------------    ------------
                                                                      ------------    ------------
- - --------------------------------------------------------------------------------------------------
                 The accompanying notes are an integral part of these statements

                  PRUDENTIAL-BACHE OPTIMAX FUTURES FUND, L.P.
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                              Class B Units
                                                                        --------------------------
                                                                            Three months ended
                                                                                March 31,
                                                                        --------------------------
                                                                           1996           1995
- - --------------------------------------------------------------------------------------------------
REVENUES
Net realized gain on commodity transactions                             $    83,023    $   202,520
Change in net unrealized gain on open commodity positions                   (67,647)      (143,749)
Interest from U.S. Treasury bills                                            20,430         23,132
                                                                        -----------    -----------
                                                                             35,806         81,903
                                                                        -----------    -----------
EXPENSES
Commissions                                                                  40,367         46,313
Other transaction fees                                                        3,739          4,233
Management fees                                                              13,314         14,319
General and administrative                                                   10,323          7,140
Amortization of organizational costs                                            346            870
                                                                        -----------    -----------
                                                                             68,089         72,875
                                                                        -----------    -----------
Net income (loss)                                                       $   (32,283)   $     9,028
                                                                        -----------    -----------
                                                                        -----------    -----------
ALLOCATION OF NET INCOME (LOSS)
Limited partners                                                        $   (30,998)   $     8,743
                                                                        -----------    -----------
                                                                        -----------    -----------
General partner                                                         $    (1,285)   $       285
                                                                        -----------    -----------
                                                                        -----------    -----------
NET INCOME (LOSS) PER WEIGHTED AVERAGE CLASS B LIMITED
AND GENERAL PARTNERSHIP UNIT
Net income (loss) per weighted average Class B limited and general
  partnership unit                                                      $     (2.06)   $      0.46
                                                                        -----------    -----------
                                                                        -----------    -----------
Weighted average number of Class B limited and general partnership
  units outstanding                                                      15,703.045     19,771.045
                                                                        -----------    -----------
                                                                        -----------    -----------
- - --------------------------------------------------------------------------------------------------
                 The accompanying notes are an integral part of these statements

                  PRUDENTIAL-BACHE OPTIMAX FUTURES FUND, L.P.
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                              Total Units
                                                                      ----------------------------
                                                                           Three months ended
                                                                               March 31,
                                                                      ----------------------------
                                                                          1996            1995
- - --------------------------------------------------------------------------------------------------
REVENUES
Net realized gain on commodity transactions                           $    461,234    $  1,125,311
Change in net unrealized gain on open commodity positions                 (375,816)       (798,611)
Change in net unrealized gain on reserve assets                            (44,012)         80,692
Interest from U.S. Treasury bills                                          112,395         125,067
Interest from reserve asset                                                147,823         166,064
Realized gain on reserve asset                                               2,149             990
                                                                      ------------    ------------
                                                                           303,773         699,513
                                                                      ------------    ------------
EXPENSES
Commissions                                                                222,409         247,434
Other transaction fees                                                      20,776          23,517
Management fees                                                             73,329          77,664
Letter of credit fees                                                       36,621          44,631
General and administrative                                                  47,865          39,663
Amortization of organizational costs                                         3,204           7,818
                                                                      ------------    ------------
                                                                           404,204         440,727
                                                                      ------------    ------------
Net income (loss)                                                     $   (100,431)   $    258,786
                                                                      ------------    ------------
                                                                      ------------    ------------
ALLOCATION OF NET INCOME (LOSS)
Limited partners                                                      $    (96,439)   $    250,301
                                                                      ------------    ------------
                                                                      ------------    ------------
General partner                                                       $     (3,992)   $      8,485
                                                                      ------------    ------------
                                                                      ------------    ------------
NET INCOME (LOSS) PER WEIGHTED AVERAGE
LIMITED AND GENERAL PARTNERSHIP UNIT
Net income (loss) per weighted average
  limited and general partnership unit                                $       (.69)   $       1.45
                                                                      ------------    ------------
                                                                      ------------    ------------
Weighted average number of limited and
  general partnership units outstanding                                145,927.046     178,465.046
                                                                      ------------    ------------
                                                                      ------------    ------------
- - --------------------------------------------------------------------------------------------------
                 The accompanying notes are an integral part of these statements

                  PRUDENTIAL-BACHE OPTIMAX FUTURES FUND, L.P.
                            (a limited partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                              CLASS A         LIMITED        GENERAL
                                               UNITS         PARTNERS        PARTNER         TOTAL
- - -----------------------------------------------------------------------------------------------------
Partners' capital--December 31, 1995        130,224.001     $16,016,742     $ 667,499     $16,684,241
Net loss                                             --         (65,441)       (2,707)        (68,148)
Redemptions                                 (27,518.000)     (2,977,674)     (533,623)     (3,511,297)
                                            -----------     -----------     ---------     -----------
Partners' capital--March 31, 1996           102,706.001     $12,973,627     $ 131,169     $13,104,796
                                            -----------     -----------     ---------     -----------
                                            -----------     -----------     ---------     -----------
                                              CLASS B         LIMITED        GENERAL
                                               UNITS         PARTNERS        PARTNER         TOTAL
- - -----------------------------------------------------------------------------------------------------
Partners' capital--December 31, 1995         15,703.045     $ 1,944,752     $  80,610     $ 2,025,362
Net loss                                             --         (30,998)       (1,285)        (32,283)
Redemptions                                  (1,997.000)       (191,649)      (61,810)       (253,459)
                                            -----------     -----------     ---------     -----------
Partners' capital--March 31, 1996            13,706.045     $ 1,722,105     $  17,515     $ 1,739,620
                                            -----------     -----------     ---------     -----------
                                            -----------     -----------     ---------     -----------
                                               TOTAL          LIMITED        GENERAL
                                               UNITS         PARTNERS        PARTNER         TOTAL
- - -----------------------------------------------------------------------------------------------------
Partners' capital--December 31, 1995        145,927.046     $17,961,494     $ 748,109     $18,709,603
Net loss                                             --         (96,439)       (3,992)       (100,431)
Redemptions                                 (29,515.000)     (3,169,323)     (595,433)     (3,764,756)
                                            -----------     -----------     ---------     -----------
Partners' capital--March 31, 1996           116,412.046     $14,695,732     $ 148,684     $14,844,416
                                            -----------     -----------     ---------     -----------
                                            -----------     -----------     ---------     -----------
- - -----------------------------------------------------------------------------------------------------
                   The accompanying notes are an integral part of these statements

                  PRUDENTIAL-BACHE OPTIMAX FUTURES FUND, L.P.
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Prudential-Bache OptiMax Futures Fund, L.P. (the ``Partnership'') as of March 31, 1996 and the results of its operations for the three months ended March 31, 1996 and 1995. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

   Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1995 (``Annual Report'').

   Limited partners owned Class A Units and/or Class B Units and, accordingly, separate financial statements are presented for Class A Units and Class B Units. In accordance with the Partnership Agreement, combined financial statements for the Partnership are presented in the ``Total'' columns.

   An irrevocable letter of credit (``Letter of Credit'') was issued in favor of the Partnership by Citibank, N.A. (the ``Bank'') on February 15, 1991. The Letter of Credit was intended to provide protection to the Class A limited partners against loss of their initial investment as of March 31, 1996 (the ``Capital Return Date'') when the limited partners had the option to redeem their Class A Units and receive the greater of the then current net asset value per Class A Unit or 100% of their initial investment. The Letter of Credit expired on March 31, 1996 (with no payment required by the Bank) and does not provide protection thereafter. The assets held in reserve in connection with the Letter of Credit matured on April 1, 1996 and became available for commodities trading. Additionally, on April 1, 1996, Seaport Futures Management, Inc. (the ``General Partner'') merged the Class A Units and the Class B Units in accordance with Article X, Section B(16) of the Partnership Agreement into a newly created Class of Units called the OptiMax Units. See Note D for further details.

   Trading gains and losses and expenses (other than those expenses that are particular to Class A Units) are allocated between the Class A Units and Class B Units based upon the pro rata portion of the Partnership's Traded Assets to each Class. The allocation is adjusted quarterly to take into account the effect of redemptions. The quarterly allocation between Class A Units and Class B Units was 82% and 18% respectively, for the three months ended March 31, 1996 and 1995.

   Certain reclassifications have been made to prior year balances to conform with the current year's financial statement presentation.

B. Related Parties

   The General Partner and its affiliates perform services for the Partnership which include, but are not limited to: brokerage and Letter of Credit services; accounting and financial management; registrar, transfer and assignment functions; investor communications; printing services and other administrative services.

   The costs incurred for these services for the three months ended March 31, 1996 were:

                                                      CLASS        CLASS
                                                     A UNITS      B UNITS       TOTAL
- - ---------------------------------------------------------------------------------------
Commissions and Letter of Credit fees                $190,180     $ 40,367     $230,547
General and administrative                             19,281        5,631       24,912
                                                     --------     --------     --------
                                                     $209,461     $ 45,998     $255,459
                                                     --------     --------     --------
                                                     --------     --------     --------

   The costs incurred for these services for the three months ended March 31, 1995 were:

                                                      CLASS        CLASS
                                                     A UNITS      B UNITS       TOTAL
- - ---------------------------------------------------------------------------------------
Commissions and Letter of Credit fees                $211,039     $ 46,313     $257,352
General and administrative                             17,160        3,768       20,928
                                                     --------     --------     --------
                                                     $228,199     $ 50,081     $278,280
                                                     --------     --------     --------
                                                     --------     --------     --------

   Expenses payable to the General Partner and its affiliates (which are included in accrued expenses) as of March 31, 1996 and December 31, 1995 were $35,653 and $40,883 for Class A Units and $7,465 and $7,257 for Class B Units, respectively.

   The Partnership maintains its trading and cash accounts at Prudential Securities Incorporated (``PSI''), the Partnership's commodity broker and an affiliate of the General Partner. Approximately 75% of the assets allocated to commodities trading are invested in interest-earning U.S. Treasury obligations (primarily U.S. Treasury bills), a significant portion of which is utilized for margin purposes for the Partnership's commodity trading activities. As described in the Annual Report, all commissions for brokerage services are paid to PSI.

   Additionally, the Partnership's reserve asset consisted of an 8.17% guaranteed investment contract (``GIC'') which matured on April 1, 1996 with the Prudential Asset Management Company, Inc., an affiliate of the General Partner.

   When the Partnership engages in forward foreign currency transactions it trades with PSI who simultaneously engages in back-to-back transactions with an affiliate who, pursuant to the Partnership's prospectus, is obligated to charge a competitive price.

   As of March 31, 1996, a non-U.S. affiliate of the General Partner owns 150 limited partnership units of the Partnership.

C. Credit and Market Risk

   The quantitative disclosures presented below are for Total Units. Allocation of these amounts to the Class A Units and Class B Units can be made in conjunction with the quarterly allocation percentages as more fully discussed in Note A.

   Since the Partnership's business is to trade futures, forward and options contracts, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk).

   Futures, forward and options contracts involve varying degrees of off-balance sheet risk; and changes in the level of volatility of interest rates, foreign currency exchange rates or the market values of the contracts (or commodities underlying the contracts) frequently result in changes in the Partnership's unrealized gain (loss) on open commodity positions reflected in the statements of financial condition. The Partnership's exposure to market risk is influenced by a number of factors including the relationships among the contracts held by the Partnership as well as the liquidity of the markets in which the contracts are traded.

   Futures and options contracts are traded on organized exchanges and are thus distinguished from forward contracts which are entered into privately by the parties. The credit risks associated with futures and options contracts are typically perceived to be less than those associated with forward contracts because exchanges typically provide clearinghouse arrangements in which the collective credit (subject to certain limitations) of the members of the exchanges is pledged to support the financial integrity of the exchange. On the other hand, the Partnership must rely solely on the credit of its broker (PSI) with respect to forward transactions. To the extent the Partnership engages in forward transactions, it will present its unrealized gains and losses on open forward positions as a net amount in its statements of financial condition because it has a master netting agreement with PSI.

   The General Partner attempts to minimize both credit and market risks by requiring the Partnership's trading managers to abide by various trading limitations and policies. The General Partner monitors compliance with these trading limitations and policies which include, but are not limited to, executing and clearing all trades with creditworthy counterparties (currently PSI is the sole counterparty or broker); limiting the amount of margin or premium required for any one commodity or all commodities combined; and generally limiting transactions to contracts which are traded in sufficient volume to permit taking and liquidating of
                                       9
positions. The General Partner may impose additional restrictions (through modifications of such trading limitations and policies) upon the trading activities of the trading managers as it, in good faith, deems to be in the best interests of the Partnership.

   PSI, when acting as the Partnership's futures commission merchant in accepting orders for the purchase or sale of domestic futures and options contracts, is required by Commodity Futures Trading Commission (``CFTC'') regulations to separately account for and segregate as belonging to the Partnership all assets of the Partnership relating to domestic futures and options trading and is not to commingle such assets with other assets of PSI. At March 31, 1996 and December 31, 1995, such segregated assets totalled $11,029,730 and $11,814,307, respectively. Part 30.7 of the CFTC regulations also requires PSI to secure assets of the Partnership related to foreign futures and options trading which totalled $58,369 and $195,923 at March 31, 1996 and December 31, 1995, respectively. There are no segregation requirements for assets related to forward trading.

   As of March 31, 1996 and December 31, 1995, open futures and options contracts mature within nine months and one year, respectively.

   At March 31, 1996 and December 31, 1995, gross contract amounts of open futures and options contracts are:

                                    March 31,       December 31,
                                      1996              1995
                                   -----------      ------------
Financial Futures Contracts:
  Commitments to purchase          $13,205,015      $99,523,854
  Commitments to sell              $46,958,573      $ 7,832,307
Currency Futures Contracts:
  Commitments to purchase          $ 7,491,464      $   737,561
  Commitments to sell              $12,583,231      $ 2,274,913
Commodity Futures
 and Options Contracts:
  Commitments to purchase          $18,340,425      $14,549,400
  Commitments to sell              $ 1,033,783      $ 2,676,016

   The gross contract amounts represent the Partnership's potential involvement in a particular class of financial instrument (if it were to take or make delivery on an underlying futures or options contract). The gross contract amounts significantly exceed the future cash requirements as the Partnership intends to close out open positions prior to settlement and thus is generally subject only to the risk of loss arising from the change in the value of the contracts. As such, the Partnership considers the ``fair value'' of its futures, forward and options contracts to be the net unrealized gain or loss on the contracts (plus premiums on options). Thus, the amount at risk associated with counterparty nonperformance of all contracts is the net unrealized gain included in the statements of financial condition. The market risk associated with the Partnership's commitments to sell is unlimited since the Partnership's potential involvement is to make delivery of an underlying commodity at the contract price; therefore, it must repurchase the contract at prevailing market prices.

   At March 31, 1996 and December 31, 1995 the fair value of futures and options contracts were:

                                            March 31, 1996              December 31, 1995
                                       ------------------------     --------------------------
                                              Fair Value                    Fair Value
                                       ------------------------     --------------------------
                                        Assets      Liabilities       Assets       Liabilities
                                       --------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Commodities                       $468,316      $  117,442     $  755,571      $   65,294
     Financial                           55,838           2,520        139,122          95,750
     Currencies                         111,070           8,270         21,812          11,533
  Foreign exchanges
     Commodities                         52,829          79,501         10,912          38,749
     Financial                           73,574          29,051        190,697           7,455
Options Contracts:
  Domestic exchanges
     Commodities                             --              --         15,576              --
                                       --------     -----------     ----------     -----------
                                       $761,627      $  236,784     $1,133,690      $  218,781
                                       --------     -----------     ----------     -----------
                                       --------     -----------     ----------     -----------

   The following table represents the average fair value of futures and options contracts during the three months ended March 31, 1996 and 1995, respectively.

                                                For the                        For the
                                           three months ended             three months ended
                                             March 31, 1996                 March 31, 1995
                                       --------------------------     --------------------------
                                           Average Fair Value             Average Fair Value
                                       --------------------------     --------------------------
                                         Assets       Liabilities       Assets       Liabilities
                                       ----------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Commodities                       $  470,998     $    87,594     $  379,404      $   49,083
     Financial                             99,831          40,775         58,570           5,352
     Currencies                            95,926          11,912        250,346          66,490
  Foreign exchanges
     Commodities                           33,274          47,336        237,764         203,954
     Financial                            147,811          19,903        299,560          41,441
Options Contracts:
  Domestic exchanges
     Commodities                            7,434              --             --              --
     Financial                              5,125              --             --              --
                                       ----------     -----------     ----------     -----------
                                       $  860,399     $   207,520     $1,225,644      $  366,320
                                       ----------     -----------     ----------     -----------
                                       ----------     -----------     ----------     -----------

   The following table represents the net realized gains (losses) and the change in unrealized gains/losses of futures and options contracts during the three months ended March 31, 1996 and 1995, respectively.

                                Three months ended March 31, 1996                   Three months ended March 31, 1995
                         -----------------------------------------------     -----------------------------------------------
                                              Change in                                           Change in
                          Net Realized        Unrealized                      Net Realized        Unrealized
                         Gains (Losses)      Gains/Losses        Total       Gains (Losses)      Gains/Losses        Total
                         --------------     --------------     ---------     --------------     --------------     ---------
Futures Contracts:
  Domestic exchanges
    Commodities            $  426,522         $ (339,403)      $  87,119       $  355,039         $ (598,294)      $(243,255)
    Financial                 164,112              9,946         174,058           79,221            109,350         188,571
    Currencies                (27,251)            92,521          65,270          625,552            115,059         740,611
  Foreign exchanges
    Commodities                19,381              1,165          20,546          280,837           (832,378)       (551,541)
    Financial                 (78,587)          (138,719)       (217,306)        (215,338)           407,652         192,314
Options Contracts:
  Domestic exchanges
    Commodities               (13,065)            (1,326)        (14,391)              --                 --              --
    Financial                 (22,453)                --         (22,453)              --                 --              --
  Foreign exchanges
    Commodities                (7,425)                --          (7,425)              --                 --              --
                         --------------     --------------     ---------     --------------     --------------     ---------
                           $  461,234         $ (375,816)      $  85,418       $1,125,311         $ (798,611)      $ 326,700
                         --------------     --------------     ---------     --------------     --------------     ---------
                         --------------     --------------     ---------     --------------     --------------     ---------

D. Subsequent Events

   In conjunction with the expiration of the Letter of Credit (as more fully discussed in Note A), all assets held in reserve matured on April 1, 1996 and the resulting proceeds were allocated evenly to Robert M. Tamiso (``Tamiso'') and Hyman Beck & Company Inc. (``Hyman Beck''), new independent commodities trading managers to the Partnership. The monthly management fees paid to Tamiso and Hyman Beck will equal 1/6 of 1% (a 2% annual rate) of the portion of the assets allocated to each new trading manager as of the end of each month. The quarterly incentive fees paid to Tamiso and Hyman Beck will equal 17% and 20%, respectively, of their New High Net Trading Profits (as defined in the Advisory Agreement between the Partnership, the General Partner and each new trading manager).

   On April 1, 1996, in accordance with Article X, section B(16) of the Partnership Agreement, the General Partner merged the Class A Units and the Class B Units into a newly-created Class of Units called the OptiMax Units.

                  PRUDENTIAL-BACHE OPTIMAX FUTURES FUND, L.P.
                            (a limited partnership)
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   The Partnership commenced operations on February 15, 1991 with gross proceeds of $70,309,500. After accounting for organizational and offering expenses, the Partnership's net proceeds were $62,452,578 for Class A Units and $6,156,925 for Class B Units. At the inception of the Partnership, sixty percent of the initial net proceeds of the Class A Units (``Class A Traded Assets'') and one hundred percent of the initial net proceeds of the Class B Units (``Class B Traded Assets'') were allocated to trading activity. The remaining forty percent of the initial net proceeds of the Class A Units was placed in reserve and invested in investment grade interest-bearing obligations (``Reserve Assets''). At March 31, 1996, Class A's Reserve Assets consisted of a guaranteed investment contract.

   At March 31, 1996, approximately 54% and 46% of the Class A net assets were allocated to the Class A Traded Assets and Reserve Assets, respectively. In conjunction with the expiration of the Letter of Credit (see discussion below), on April 1, 1996, the Partnership's Reserve Assets matured and the resulting proceeds were allocated to commodities trading, as more fully discussed in Notes A and D to the financial statements. One hundred percent of the Class B net assets continues to be committed to the Class B Traded Assets. A significant portion of the Class A Traded Assets and Class B Traded Assets (the ``Traded Assets'') was held in U.S. Treasury bills (which represented approximately 79% of the Traded Assets prior to redemptions payable) and cash, which are used as margin for the Partnership's trading in commodities. Inasmuch as the sole business of the Partnership is to trade in commodities, the Partnership continues to own such liquid assets to be used as margin.

   The percentage that U.S. Treasury bills bear to the Traded Assets varies each day, and from month to month, as the market value of commodity interests change. The balance of the total net assets is held in cash. All interest earned on the Partnership's interest-bearing funds is paid to the Partnership.

   The commodities contracts are subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, commodity exchanges limit fluctuations in certain commodity futures contract prices during a single day by regulations referred to as ``daily limits.'' During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract for a particular commodity has increased or decreased by an amount equal to the daily limit, positions in the commodity can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Commodity futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Such market conditions could prevent the Partnership from promptly liquidating its commodity futures positions.

   Since the Partnership's business is to trade futures, forward and options contracts, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). The General Partner attempts to minimize these risks by requiring the Partnership's trading managers to abide by various trading limitations and policies. See Note C to the financial statements for a further discussion on the credit and market risks associated with the Partnership's futures, forward and options contracts.

   Redemptions by limited partners and the General Partner recorded from commencement of operations, February 15, 1991, through March 31, 1996 totalled $63,696,669 for Class A Units (including $684,348 General Partner redemptions) and $5,640,853 (including $61,810 General Partner redemptions) for Class B Units. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods. For the quarter ended March 31, 1996, there were no exchanges of Units. From the inception of the Partnership, there were exchanges of 90 Class B Units for 91.001 Class A Units and exchanges of 350 Class A Units for 341.268 Class B Units.

   The Letter of Credit was intended to provide protection to the Class A limited partners against loss of their initial investment as of the Capital Return Date (March 31, 1996) when the limited partners had the option to redeem their Class A Units and receive the greater of the then current net asset value per Class A Unit or 100% of their initial investment. The Letter of Credit expired on the Capital Return Date (with no payment required by the Bank) and does not provide protection thereafter. Additionally, on April 1, 1996, the General Partner merged the Class A Units and the Class B Units in accordance with Article X, section B(16) of the Partnership Agreement. Following the Capital Return Date, if the Partnership's net asset value declines below $10 million the Partnership will dissolve.

   The Partnership does not have nor does it expect to have any capital assets.

Results of Operations

   The net asset values per Unit as of March 31, 1996 were $127.60 for Class A Units and $126.92 for Class B Units, a decrease of .41% and 1.60% for Class A Units and Class B Units, respectively, from the December 31, 1995 values of $128.12 and $128.98, respectively.

   The Partnership posted profits in January as a result of trading in the financial and non-financial sectors. Specifically, currencies, financials, precious metals and stock indices were most profitable. Other sectors including energy, grains, meats and softs posted losses. The stronger dollar in relation to the Deutsche mark provided profits in the foreign exchange sector during the month. There were minor losses in the U.S. and international interest rate markets which slightly offset some of the currency profits. The largest sector profits came from precious metals in both gold and silver. Late in the month, gold began to move up strongly from the increasingly narrow price range below $400 where it had traded for several years. Silver strengthened as well. The grains, which had added to profits in the prior month, reversed direction as did the live hog market. Nonetheless, losses from the agricultural sectors were kept to moderate amounts and the month ended with overall profits rising. The energy market reversed direction as well, posting losses for the Partnership.

   The Partnership's performance was negative in the month of February. Profits in the grains, meats and energies sectors were offset by losses in the stock indices, metals, currencies, financials and softs sectors. In the grains sector, gains were realized in corn where low grain stocks worldwide and indications of strong demand continued to remain factors. There were also profits in live hogs in the meats sector. Prices in the energy sector remained strong for most of February but weakened at month-end as stronger than anticipated inventories and forecasts of warmer weather took a toll. Crude oil prices declined at month-end which positively impacted positions. Trading in heating oil was also profitable. The U.S. dollar lost ground against the Japanese yen, British pound, Swiss franc, and German mark for most of February, unsettling currency markets overall and resulting in unprofitable currency positions, except for profits earned in the Australian dollar. The U.S. dollar was generally weak due to fears of hardening interest rates in Japan and Europe versus further cuts in U.S. interest rates. In the financials sector, U.S. Treasury bonds provided gains which were offset by losses in German, Italian and French bonds. European interest rates rose on stronger than expected economic data and a reaction to rising U.S. interest rates. The price of gold fell back below the $400 level only one month after breaking that threshold for the first time in over two years, producing trading losses in that area.

   The Partnership's performance was positive in the month of March. Profits in the energies, currencies, grains, financials and meats sectors offset losses in the stock indices, metals and softs sectors. In the energies sector, cold weather and tight supplies in North America provided profits in oil and gas. Oil inventories were at historic lows and oil purchasers were reluctant to add to inventories in the face of possible sales of Iraqi oil which could cause lower prices. In the grains sectors, market expectations became increasingly more positive about an upward price movement in the grains. The demand for grains, particularly in the Far East, remained strong. At the end of the month, the market was further aided by lower than expected U.S. crop planting intention figures. In the financials sector, profits were reaped by selling U.S. Treasury bonds. During March, the U.S. Labor Department released figures showing a very large increase in non-farm payrolls which caused Treasury bonds to register their second largest one day decline in history.

   Trading gains and losses and expenses (other than those expenses that are particular to Class A Units) are allocated between the Class A Units and Class B Units based on the pro rata portion of the Partnership's Traded Assets to each Class. See Note A to the financial statements for further details.

   Interest income on U.S. Treasury bills decreased $10,000 and $3,000 for Class A Units and Class B Units, respectively, for the three months ended March 31, 1996 compared to 1995. Interest on Reserve Assets for Class A Units decreased $18,000 for the three months ended March 31, 1996 compared to 1995. These decreases were primarily due to the liquidation of U.S. Treasury bills and Reserve Assets for the payment of redemptions in addition to a decline in interest rates on U.S. Treasury bills in 1996.

   Commissions paid to PSI are calculated on the net asset value of the Traded Assets on the first day of each month and, therefore, vary due to trading performance, redemptions and exchanges. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values of the Traded Assets. Commissions decreased $19,000 and $6,000 for Class A Units and Class B Units, respectively, for the three months ended March 31, 1996 compared to 1995 primarily due to the effect of redemptions on the monthly net asset values of Traded Assets.

   Other transaction fees consist of National Futures Association, exchange and clearing fees which are based on the number of trades the trading managers execute. Other transaction fees decreased $2,000 and $500 for Class A Units and Class B Units, respectively, for the three months ended March 31, 1996 as compared to 1995.

   For the three months ended March 31, 1996 all trading decisions for the Partnership were made by Willowbridge Associates Inc. and Chesapeake Capital Corporation (the ``Trading Managers''). As more fully described in Note D to the financial statements, Robert M. Tamiso and Hyman Beck & Company Inc. were added as Trading Managers effective April 1, 1996. Management fees are calculated on the portion of the Partnership's Traded Assets allocated to each Trading Manager at the end of the month, and, therefore, are affected by trading performance, redemptions and exchanges. Management fees decreased $3,000 and $1,000 for Class A Units and Class B Units, respectively, for the three months ended March 31, 1996 compared to 1995. The decreases were primarily attributable to the effect of redemptions on the Partnership's Traded Assets.

   Incentive fees are based on the New High Net Trading Profits generated by each Trading Manager, as defined in the advisory agreement between the Partnership, the General Partner and each Trading Manager. There were no incentive fees for Class A Units and Class B Units for the three months ended March 31, 1996 and 1995.

   Letter of Credit fees paid by Class A Units decreased $8,000 for the three months ended March 31, 1996 compared to 1995 due to the effect of redemptions on the outstanding balance of the Letter of Credit.

   General and administrative expenses increased $5,000 and $3,000 for Class A Units and Class B Units, respectively, for the three months ended March 31, 1996 as compared to 1995 primarily due to increased overall costs associated with administering the Partnership.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings--There are no material legal proceedings pending by or against the Registrant or the General Partner.

Item 2. Changes in Securities--None

Item 3. Defaults Upon Senior Securities--None

Item 4. Submission of Matters to a Vote of Security Holders--None

Item 5. Other Information--None

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

        Description:

3.1      Agreement of Limited Partnership of the Partnership, dated as
and      of July 12, 1990 as amended as of October 3, 1990 (incorporated
4.1 by reference to Exhibit A to the Registrant's Registration Statement on Form S-1, File No. 33-36216)
4.2 Subscription Agreement (incorporated by reference to Exhibit E to the Registrant's Registration Statement on Form S-1, File No. 33-36216)
4.3 Request for Redemption (incorporated by reference to Exhibit B to the Registrant's Registration Statement on Form S-1,
         File No. 33-36216)
4.4 Request for Exchange (incorporated by reference to Exhibit B to the Registrant's Registration Statement on Form S-1,
         File No. 33-36216)
10.13 Advisory Agreement dated April 1, 1996 between the Registrant, Seaport Futures Management, Inc. and Robert M. Tamiso
         (filed herewith)
10.14    Advisory Agreement dated April 1, 1996 between the
         Registrant, Seaport Futures Management Inc. and Hyman Beck
         & Company Inc. (filed herewith)
10.15 Form of Foreign Currency Addendum to Brokerage Agreement between the Registrant and Prudential Securities Incorporated (filed herewith)
27       Financial Data Schedule (filed herewith)
         (b) Reports on Form 8-K--None

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRUDENTIAL-BACHE OPTIMAX FUTURES FUND, L.P.

By: Seaport Futures Management, Inc.
    A Delaware corporation, General Partner
     By: /s/ Steven Carlino                       Date: May 15, 1996
     ----------------------------------------
     Steven Carlino
     Vice President and Chief Accounting
     Officer
                                       17