Form 10-Q
period 1996-06-30
PRUDENTIAL BACHE OPTIMAX FUTURES FUND LP
filed 1996-08-14
CIK 866533

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 1996

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number: 0-19805

                  PRUDENTIAL-BACHE OPTIMAX FUTURES FUND, L.P.
- --------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

Delaware                                                              13-3577395
- --------------------------------------------------------------------------------
(State or other jurisdiction of incorporation                 (I.R.S. Employer
or organization)                                             Identification No.)

One New York Plaza, 13th Floor, New York, New York                         10292
- --------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code (212) 778-7866

                                      N/A
- --------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

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

                                                                                       June 30,
                                                                                         1996
- -------------------------------------------------------------------------------------------------
ASSETS
Equity in commodity trading accounts:
Cash                                                                                  $ 3,436,474
U.S. Treasury bills, at amortized cost                                                 11,858,762
Net unrealized gain on open commodity positions                                           510,388
                                                                                      -----------
Total assets                                                                          $15,805,624
                                                                                      -----------
                                                                                      -----------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Redemptions payable                                                                   $   820,288
Accrued expenses                                                                          124,471
Incentive fees payable                                                                     47,357
Management fees payable                                                                    31,170
Other transaction fees payable                                                              3,616
                                                                                      -----------
Total liabilities                                                                       1,026,902
                                                                                      -----------
Commitments
Partners' capital
Limited partners (109,118.092 OptiMax Units outstanding)                               14,630,828
General partner (1,103.004 OptiMax Units outstanding)                                     147,894
                                                                                      -----------
Total partners' capital                                                                14,778,722
                                                                                      -----------
Total liabilities and partners' capital                                               $15,805,624
                                                                                      -----------
                                                                                      -----------
Net asset value per limited and general partnership units (the ``OptiMax Units'')     $    134.08
                                                                                      -----------
                                                                                      -----------
- -------------------------------------------------------------------------------------------------
                 The accompanying notes are an integral part of these statements

                  PRUDENTIAL-BACHE OPTIMAX FUTURES FUND, L.P.
                            (a limited partnership)
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                       December 31, 1995
                                                           ------------------------------------------
                                                             Class A        Class B        Combined
                                                              Units          Units           Units
- -----------------------------------------------------------------------------------------------------
ASSETS
Equity in commodity trading accounts:
Cash                                                       $ 1,968,058     $  424,826     $ 2,392,884
U.S. Treasury bills, at amortized cost                       7,105,513      1,596,924       8,702,437
Net unrealized gain on open commodity positions                737,453        161,880         899,333
Options, at market                                              12,772          2,804          15,576
                                                           -----------     ----------     -----------
Net equity                                                   9,823,796      2,186,434      12,010,230
Reserve asset, at amortized cost                             7,960,611             --       7,960,611
Unrealized gain on reserve asset                                44,012             --          44,012
Organizational costs, net                                        2,858            346           3,204
                                                           -----------     ----------     -----------
Total assets                                               $17,831,277     $2,186,780     $20,018,057
                                                           -----------     ----------     -----------
                                                           -----------     ----------     -----------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Redemptions payable                                        $ 1,020,444     $  139,535     $ 1,159,979
Accrued expenses                                               102,876         16,602         119,478
Management fees payable                                         21,411          4,776          26,187
Other transaction fees payable                                   2,305            505           2,810
                                                           -----------     ----------     -----------
Total liabilities                                            1,147,036        161,418       1,308,454
                                                           -----------     ----------     -----------
Commitments
Partners' capital
Limited partners (125,014.001 Class A Units and
  14,997.679 Class B Units outstanding)                     16,016,742      1,944,752      17,961,494
General partner (5,210 Class A Units and
  621.669 Class B Units outstanding)                           667,499         80,610         748,109
                                                           -----------     ----------     -----------
Total partners' capital                                     16,684,241      2,025,362      18,709,603
                                                           -----------     ----------     -----------
Total liabilities and partners' capital                    $17,831,277     $2,186,780     $20,018,057
                                                           -----------     ----------     -----------
                                                           -----------     ----------     -----------
Net asset value per limited and general partnership
units (the ``Class A Units'' and the ``Class B Units''
and collectively, the ``Combined Units'')                  $    128.12     $   129.67     $    128.29
                                                           -----------     ----------     -----------
                                                           -----------     ----------     -----------
- -----------------------------------------------------------------------------------------------------
                   The accompanying notes are an integral part of these statements

                  PRUDENTIAL-BACHE OPTIMAX FUTURES FUND, L.P.
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                             Total Units        Combined Units       OptiMax Units         Combined Units
                           ----------------    ----------------    ------------------    ------------------
                           Six months ended    Six months ended    Three months ended    Three months ended
                            June 30, 1996       June 30, 1995        June 30, 1996         June 30, 1995
- -----------------------------------------------------------------------------------------------------------
REVENUES
Net realized gain on
  commodity transactions     $  1,604,859        $  2,350,476         $  1,143,625          $  1,225,165
Change in net unrealized
  gain on open commodity
  positions                      (390,271)         (1,069,044)             (14,455)             (270,433)
Change in net unrealized
  gain on reserve assets          (44,012)            109,762                   --                29,070
Interest from U.S.
  Treasury bills                  261,247             258,111              148,852               133,044
Interest from reserve
  asset                           147,823             329,293                   --               163,229
Realized gain on reserve
  asset                             2,149               4,965                   --                 3,975
                           ----------------    ----------------    ------------------    ------------------
                                1,581,795           1,983,563            1,278,022             1,284,050
                           ----------------    ----------------    ------------------    ------------------
EXPENSES
Commissions                       531,721             498,606              309,312               251,172
Other transaction fees             39,247              35,403               18,471                11,886
Management fees                   167,713             157,815               94,384                80,151
Incentive fees                     47,357              54,466               47,357                54,466
General and
  administrative                  101,769              82,934               53,904                43,271
Letter of credit fees              36,621              87,192                   --                42,561
Amortization of
  organizational costs              3,204              15,291                   --                 7,473
                           ----------------    ----------------    ------------------    ------------------
                                  927,632             931,707              523,428               490,980
                           ----------------    ----------------    ------------------    ------------------
Net income                   $    654,163        $  1,051,856         $    754,594          $    793,070
                           ----------------    ----------------    ------------------    ------------------
                           ----------------    ----------------    ------------------    ------------------
ALLOCATION OF NET INCOME
Limited partners             $    650,597        $  1,016,125         $    747,036          $    765,824
                           ----------------    ----------------    ------------------    ------------------
                           ----------------    ----------------    ------------------    ------------------
General partner              $      3,566        $     35,731         $      7,558          $     27,246
                           ----------------    ----------------    ------------------    ------------------
                           ----------------    ----------------    ------------------    ------------------
- -----------------------------------------------------------------------------------------------------------
                      The accompanying notes are an integral part of these statements

                  PRUDENTIAL-BACHE OPTIMAX FUTURES FUND, L.P.
                            (a limited partnership)
                      SCHEDULE TO STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                               OptiMax        Class A        Class B         Total            Class A
                                                Units          Units          Units          Units             Units
                                             ------------   ------------   ------------   ------------      ------------
                                             Three months                                  Six months        Six months
                                                ended              Three months              ended             ended
                                               June 30,                ended                June 30,          June 30,
                                                 1996             March 31, 1996              1996              1995
- ------------------------------------------------------------------------------------------------------------------------
REVENUES
Net realized gain on commodity transactions  $  1,143,625   $    378,211   $     83,023   $  1,604,859      $  1,915,199
Change in net unrealized gain on open com-
  modity positions                                (14,455)      (308,169)       (67,647)      (390,271)         (873,911)
Change in net unrealized gain on reserve
  assets                                               --        (44,012)            --        (44,012)          109,762
Interest from U.S. Treasury bills                 148,852         91,965         20,430        261,247           210,462
Interest from reserve asset                            --        147,823             --        147,823           329,293
Realized gain on reserve asset                         --          2,149             --          2,149             4,965
                                             ------------   ------------   ------------   ------------      ------------
                                                1,278,022        267,967         35,806      1,581,795         1,695,770
                                             ------------   ------------   ------------   ------------      ------------
EXPENSES
Commissions                                       309,312        182,042         40,367        531,721           405,416
Other transaction fees                             18,471         17,037          3,739         39,247            28,898
Management fees                                    94,384         60,015         13,314        167,713           128,511
Incentive fees                                     47,357             --             --         47,357            41,789
General and administrative                         53,904         37,542         10,323        101,769            67,926
Letter of credit fees                                  --         36,621             --         36,621            87,192
Amortization of organizational costs                   --          2,858            346          3,204            13,581
                                             ------------   ------------   ------------   ------------      ------------
                                                  523,428        336,115         68,089        927,632           773,313
                                             ------------   ------------   ------------   ------------      ------------
Net income (loss)                            $    754,594   $    (68,148)  $    (32,283)  $    654,163      $    922,457
                                             ------------   ------------   ------------   ------------      ------------
                                             ------------   ------------   ------------   ------------      ------------
ALLOCATION OF NET INCOME (LOSS)
Limited partners                             $    747,036   $    (65,441)  $    (30,998)  $    650,597      $    890,952
                                             ------------   ------------   ------------   ------------      ------------
                                             ------------   ------------   ------------   ------------      ------------
General partner                              $      7,558   $     (2,707)  $     (1,285)  $      3,566      $     31,505
                                             ------------   ------------   ------------   ------------      ------------
                                             ------------   ------------   ------------   ------------      ------------
NET INCOME (LOSS) PER WEIGHTED AVERAGE LIM-
ITED AND GENERAL PARTNERSHIP UNIT
Net income (loss) per weighted average
  limited and general partnership unit       $       6.49   $       (.52)  $      (2.07)                    $       5.95
                                             ------------   ------------   ------------                     ------------
                                             ------------   ------------   ------------                     ------------
Weighted average number of limited and gen-
  eral partnership units outstanding          116,338.993    130,224.001     15,619.348                      155,021.501
                                             ------------   ------------   ------------                     ------------
                                             ------------   ------------   ------------                     ------------
- ------------------------------------------------------------------------------------------------------------------------


                                               Class B        Combined          Class A        Class B        Combined
                                                Units          Units             Units          Units          Units
                                             ------------   ------------      ------------   ------------   ------------
                                              Six months     Six months       Three months   Three months   Three months
                                                ended          ended             ended          ended          ended
                                               June 30,       June 30,          June 30,       June 30,       June 30,
                                                 1995           1995              1995           1995           1995
- ------------------------------------------------------------------------------------------------------------------------

REVENUES
Net realized gain on commodity transactions  $    435,277   $  2,350,476      $    992,408   $    232,757   $  1,225,165
Change in net unrealized gain on open com-
  modity positions                               (195,133)    (1,069,044)         (219,049)       (51,384)      (270,433)
Change in net unrealized gain on reserve
  assets                                               --        109,762            29,070             --         29,070
Interest from U.S. Treasury bills                  47,649        258,111           108,527         24,517        133,044
Interest from reserve asset                            --        329,293           163,229             --        163,229
Realized gain on reserve asset                         --          4,965             3,975             --          3,975
                                             ------------   ------------      ------------   ------------   ------------
                                                  287,793      1,983,563         1,078,160        205,890      1,284,050
                                             ------------   ------------      ------------   ------------   ------------
EXPENSES
Commissions                                        93,190        498,606           204,295         46,877        251,172
Other transaction fees                              6,505         35,403             9,614          2,272         11,886
Management fees                                    29,304        157,815            65,166         14,985         80,151
Incentive fees                                     12,677         54,466            41,789         12,677         54,466
General and administrative                         15,008         82,934            35,403          7,868         43,271
Letter of credit fees                                  --         87,192            42,561             --         42,561
Amortization of organizational costs                1,710         15,291             6,633            840          7,473
                                             ------------   ------------      ------------   ------------   ------------
                                                  158,394        931,707           405,461         85,519        490,980
                                             ------------   ------------      ------------   ------------   ------------
Net income (loss)                            $    129,399   $  1,051,856      $    672,699   $    120,371   $    793,070
                                             ------------   ------------      ------------   ------------   ------------
                                             ------------   ------------      ------------   ------------   ------------
ALLOCATION OF NET INCOME (LOSS)
Limited partners                             $    125,173   $  1,016,125      $    649,394   $    116,430   $    765,824
                                             ------------   ------------      ------------   ------------   ------------
                                             ------------   ------------      ------------   ------------   ------------
General partner                              $      4,226   $     35,731      $     23,305   $      3,941   $     27,246
                                             ------------   ------------      ------------   ------------   ------------
                                             ------------   ------------      ------------   ------------   ------------
NET INCOME (LOSS) PER WEIGHTED AVERAGE LIM-
ITED AND GENERAL PARTNERSHIP UNIT
Net income (loss) per weighted average
  limited and general partnership unit       $       6.69                     $       4.44   $       6.33
                                             ------------                     ------------   ------------
                                             ------------                     ------------   ------------
Weighted average number of limited and gen-
  eral partnership units outstanding           19,334.938                      151,349.001     19,004.210
                                             ------------                     ------------   ------------
                                             ------------                     ------------   ------------
- ------------------------------------------------------------------------------------------------------------------------
                      The accompanying notes are an integral part of this schedule

                  PRUDENTIAL-BACHE OPTIMAX FUTURES FUND, L.P.
                            (a limited partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                            CLASS A          LIMITED         GENERAL
                                             UNITS           PARTNERS        PARTNER         TOTAL
- ------------------------------------------------------------------------------------------------------
Partners' capital--December 31, 1995       130,224.001     $ 16,016,742     $ 667,499     $ 16,684,241
Net loss                                            --          (65,441)       (2,707)         (68,148)
Redemptions                                (27,518.000)      (2,977,674)     (533,623)      (3,511,297)
                                          ------------     ------------     ---------     ------------
Partners' capital--March 31, 1996          102,706.001       12,973,627       131,169       13,104,796
Merger into OptiMax Units                 (102,706.001)     (12,973,627)     (131,169)     (13,104,796)
                                          ------------     ------------     ---------     ------------
Partners' capital--April 1, 1996                    --     $         --     $      --     $         --
                                          ------------     ------------     ---------     ------------
                                          ------------     ------------     ---------     ------------

                                            CLASS B          LIMITED         GENERAL
                                             UNITS           PARTNERS        PARTNER         TOTAL
- ------------------------------------------------------------------------------------------------------
Partners' capital--December 31, 1995,
  as previously reported                    15,703.045     $  1,944,752     $  80,610     $  2,025,362
Adjustment for merger into
  OptiMax Units                                (83.697)              --            --               --
                                          ------------     ------------     ---------     ------------
Partners' capital--December 31, 1995,
  as restated                               15,619.348        1,944,752        80,610        2,025,362
Net loss                                            --          (30,998)       (1,285)         (32,283)
Redemptions                                 (1,986.356)        (191,649)      (61,810)        (253,459)
                                          ------------     ------------     ---------     ------------
Partners' capital--March 31, 1996           13,632.992        1,722,105        17,515        1,739,620
Merger into OptiMax Units                  (13,632.992)      (1,722,105)      (17,515)      (1,739,620)
                                          ------------     ------------     ---------     ------------
Partners' capital--April 1, 1996                    --     $         --     $      --     $         --
                                          ------------     ------------     ---------     ------------
                                          ------------     ------------     ---------     ------------

                                            COMBINED         LIMITED         GENERAL
                                             UNITS           PARTNERS        PARTNER         TOTAL
- ------------------------------------------------------------------------------------------------------
Partners' capital--December 31, 1995,
  as previously reported                   145,927.046     $ 17,961,494     $ 748,109     $ 18,709,603
Adjustment for merger into
  OptiMax Units                                (83.697)              --            --               --
                                          ------------     ------------     ---------     ------------
Partners' capital--December 31, 1995,
  as restated                              145,843.349       17,961,494       748,109       18,709,603
Net loss                                            --          (96,439)       (3,992)        (100,431)
Redemptions                                (29,504.356)      (3,169,323)     (595,433)      (3,764,756)
                                          ------------     ------------     ---------     ------------
Partners' capital--March 31, 1996          116,338.993       14,695,732       148,684       14,844,416
Merger into OptiMax Units                 (116,338.993)     (14,695,732)     (148,684)     (14,844,416)
                                          ------------     ------------     ---------     ------------
Partners' capital--April 1, 1996                    --     $         --     $      --     $         --
                                          ------------     ------------     ---------     ------------
                                          ------------     ------------     ---------     ------------
                                             OPTIMAX         LIMITED        GENERAL
                                              UNITS          PARTNERS       PARTNERS        TOTAL
- ----------------------------------------------------------------------------------------------------
Partners' capital--April 1, 1996           116,338.993     $ 14,695,732     $148,684     $14,844,416
Net income                                          --          747,036       7,558          754,594
Redemptions                                 (6,117.897)        (811,940)     (8,348 )       (820,288)
                                           -----------     ------------     --------     -----------
Partners' capital--June 30, 1996           110,221.096     $ 14,630,828     $147,894     $14,778,722
                                           -----------     ------------     --------     -----------
                                           -----------     ------------     --------     -----------
- ----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

                  PRUDENTIAL-BACHE OPTIMAX FUTURES FUND, L.P.
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Prudential-Bache OptiMax Futures Fund, L.P. (the ``Partnership'') as of June 30, 1996 and the results of its operations for the six and three months ended June 30, 1996 and 1995. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

   Through March 31, 1996, limited partners owned Class A Units and/or Class B Units and, accordingly, separate financial statements are presented for Class A Units and Class B Units through such date. In accordance with the Partnership Agreement, combined financial statements for the Class A and Class B Units are presented in the ``Combined Units'' columns and collectively, with the OptiMax Units, in the ``Total Units'' columns.

   On April 1, 1996, in conjunction with the expiration of the Letter of Credit and maturity of the Reserve Assets as discussed below, Seaport Futures Management, Inc. (the ``General Partner'') merged the Class A Units and the Class B Units in accordance with Article X, Section B(16) of the Partnership Agreement into a newly created Class of Units called the OptiMax Units. Each Class A Unit was exchanged into one new OptiMax Unit and each Class B Unit was exchanged into .99467 new OptiMax Unit. Accordingly, all references in the financial statements to outstanding units and per unit data in prior periods have been restated to reflect the merger.

   An irrevocable letter of credit (``Letter of Credit'') was issued in favor of the Partnership by Citibank, N.A. (the ``Bank'') on February 15, 1991. The Letter of Credit was intended to provide protection to the Class A limited partners against loss of their initial investment as of March 31, 1996 (the ``Capital Return Date'') when the limited partners had the option to redeem their Class A Units and receive the greater of the then current net asset value per Class A Unit or 100% of their initial investment. The Letter of Credit expired on March 31, 1996 (with no payment required by the Bank) and does not provide protection thereafter. The assets held in reserve (``Reserve Assets'') in connection with the Letter of Credit matured on April 1, 1996 and their proceeds were allocated evenly to Robert M. Tamiso and Hyman Beck & Company Inc., new independent commodities trading managers to the Partnership.

   Prior to April 1, 1996, trading gains and losses and expenses (other than those expenses that were particular to Class A Units) were allocated between the Class A Units and Class B Units based upon the pro rata portion of the Partnership's traded assets to each Class. The allocation was adjusted quarterly to take into account the effect of redemptions. The quarterly allocation between the Class A Units and Class B Units was 81% and 19%, respectively, for the three months ended June 30, 1995 and 82% and 18%, respectively, for the three months ended March 31, 1996 and 1995.

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

The costs incurred for these services were:

                                         OPTIMAX UNITS    CLASS A UNITS    CLASS B UNITS     TOTAL UNITS
                                         Three months              Three months              Six months
                                             ended                    ended                     ended
                                         June 30, 1996            March 31, 1996            June 30, 1996
- ---------------------------------------------------------------------------------------------------------
Commissions and Letter of Credit fees      $ 309,312        $ 190,180        $  40,367        $ 539,859
General and administrative                    24,912           19,281            5,631           49,824
                                         -------------    -------------    -------------    -------------
                                           $ 334,224        $ 209,461        $  45,998        $ 589,683
                                         -------------    -------------    -------------    -------------
                                         -------------    -------------    -------------    -------------
                                          CLASS A UNITS    CLASS B UNITS      COMBINED UNITS
                                                 Six months ended            Six months ended
                                                  June 30, 1995               June 30, 1995
- ----------------------------------------------------------------------------------------------
Commissions and Letter of Credit fees       $ 425,791        $  93,190           $518,981
General and administrative                     33,751            7,658             41,409
                                          -------------    -------------    ------------------
                                            $ 459,542        $ 100,848           $560,390
                                          -------------    -------------    ------------------
                                          -------------    -------------    ------------------
                                         CLASS A UNITS    CLASS B UNITS      COMBINED UNITS
                                               Three months ended          Three months ended
                                                 June 30, 1995               June 30, 1995
- ---------------------------------------------------------------------------------------------
Commissions and Letter of Credit fees      $ 213,753         $46,877            $260,630
General and administrative                    17,160           3,768              20,928
                                         -------------    -------------    ------------------
                                           $ 230,913         $50,645            $281,558
                                         -------------    -------------    ------------------
                                         -------------    -------------    ------------------

   Expenses payable to the General Partner and its affiliates (which are included in accrued expenses) were $64,676 as of June 30, 1996 for the OptiMax Units and $48,140 as of December 31, 1995 for the combined Class A and Class B Units.

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

C. Credit and Market Risk

   The quantitative disclosures presented below through March 31, 1996 are for Combined Units. Allocation of these amounts to the Class A Units and Class B Units can be made in conjunction with the quarterly allocation percentages as more fully discussed in Note A.

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

   Futures and options contracts are traded on organized exchanges and are thus distinguished from forward contracts which are entered into privately by the parties. The credit risks associated with futures and options contracts are typically perceived to be less than those associated with forward contracts because exchanges typically provide clearinghouse arrangements in which the collective credit (subject to certain limitations) of the members of the exchanges is pledged to support the financial integrity of the exchange. On the other hand, the Partnership must rely solely on the credit of its broker (PSI) with respect to forward transactions. The Partnership presents unrealized gains and losses on open forward positions as a net amount in the statements of financial condition because it has a master netting agreement with PSI.

   The General Partner attempts to minimize both credit and market risks by requiring the Partnership's trading managers to abide by various trading limitations and policies. The General Partner monitors compliance with these trading limitations and policies which include, but are not limited to, executing and clearing all trades with creditworthy counterparties (currently PSI is the sole counterparty or broker); limiting the amount of margin or premium required for any one commodity or all commodities combined; and generally limiting transactions to contracts which are traded in sufficient volume to permit taking and liquidating of positions. The General Partner may impose additional restrictions (through modifications of such trading limitations and policies) upon the trading activities of the trading managers as it, in good faith, deems to be in the best interests of the Partnership.

   PSI, when acting as the Partnership's futures commission merchant in accepting orders for the purchase or sale of domestic futures and options contracts, is required by Commodity Futures Trading Commission (``CFTC'') regulations to separately account for and segregate as belonging to the Partnership all assets of the Partnership relating to domestic futures and options trading and is not to commingle such assets with other assets of PSI. At June 30, 1996 and December 31, 1995, such segregated assets totalled $12,674,504 and $8,565,718, respectively. Part 30.7 of the CFTC regulations also requires PSI to secure assets of the Partnership related to foreign futures and options trading which totalled $3,103,838 and $3,444,512 at June 30, 1996 and December 31, 1995, respectively. There are no segregation requirements for assets related to forward trading.

   As of June 30, 1996 and December 31, 1995, all open futures, forward and options contracts mature within six months and one year, respectively.

   At June 30, 1996 and December 31, 1995, gross contract amounts of open futures, forward and options contracts were:

                                    June 30,        December 31,
                                      1996              1995
                                   -----------      ------------
Financial Futures Contracts:
  Commitments to purchase          $25,788,389      $99,523,854
  Commitments to sell               33,573,455      $ 7,832,307
Currency Futures Contracts:
  Commitments to purchase          $ 3,568,570      $   737,561
  Commitments to sell              $13,092,676      $ 2,274,913
Currency Forward Contracts:
  Commitments to purchase          $21,600,052      $        --
  Commitments to sell              $22,932,207      $        --
Other Futures and Options
 Contracts:
  Commitments to purchase          $ 7,217,980      $14,549,400
  Commitments to sell              $ 7,661,694      $ 2,676,016

   The gross contract amounts represent the Partnership's potential involvement in a particular class of financial instrument (if it were to take or make delivery on an underlying futures, forward or options contract). The gross contract amounts significantly exceed the future cash requirements as the Partnership intends to close out open positions prior to settlement and thus is generally subject only to the risk of loss arising from the change in the value of the contracts. As such, the Partnership considers the ``fair value'' of its futures, forward and options contracts to be the net unrealized gain or loss on the contracts (plus premiums on options). Thus, the amount at risk associated with counterparty nonperformance of all contracts is the net unrealized gain included in the statements of financial condition. The market risk associated with the Partnership's commitments to purchase commodities is limited to the gross contract amounts involved, while the market risk associatrd with its commitments to sell is unlimited since the Partnership's potential involvement is to make delivery of an underlying commodity at the contract price; therefore, it must repurchase the contract at prevailing market prices.

   At June 30, 1996 and December 31, 1995, respectively, the fair values of futures, forward and options contracts were:

                                            June 30, 1996               December 31, 1995
                                       ------------------------     --------------------------
                                              Fair Value                    Fair Value
                                       ------------------------     --------------------------
                                        Assets      Liabilities       Assets       Liabilities
                                       --------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                         $ 31,250      $   27,500     $  139,122      $   95,750
     Currencies                          40,159          63,805         21,812          11,533
     Other                              438,706          27,264        755,571          65,294
  Foreign exchanges
     Financial                           92,185          24,402        190,697           7,455
     Other                               93,590          69,813         10,912          38,749
Forward Contracts:
     Currencies                         182,227         154,945             --              --
Options Contracts:
  Domestic exchanges
     Other                                   --              --         15,576              --
                                       --------     -----------     ----------     -----------
                                       $878,117      $  367,729     $1,133,690      $  218,781
                                       --------     -----------     ----------     -----------
                                       --------     -----------     ----------     -----------

   The following table presents the average fair value of futures, forward and options contracts during the six and three months ended June 30, 1996 and 1995, respectively.

                                                       For the six months ended
                                       ---------------------------------------------------------
                                             June 30, 1996                  June 30, 1995
                                       --------------------------     --------------------------
                                           Average Fair Value             Average Fair Value
                                       --------------------------     --------------------------
                                         Assets       Liabilities       Assets       Liabilities
                                       ----------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                         $   86,554     $    29,089     $   93,849      $    3,814
     Currencies                           155,346          25,716        161,855          55,719
     Other                                474,629          94,680        268,599          37,523
  Foreign exchanges
     Financial                            130,903          25,216        393,353          36,910
     Other                                 37,184          73,806        142,341         138,457
Forward Contracts:
     Currencies                           204,072          97,564             --              --
     Other                                    789           1,573             --              --
Options Contracts:
  Domestic exchanges
     Financial                              2,929              --          4,146              --
     Currencies                             2,971              --            986              --
     Other                                  6,198           1,550          3,585              --
  Foreign exchanges
     Financial                                 --              --          1,610           2,581
                                       ----------     -----------     ----------     -----------
                                       $1,101,575     $   349,194     $1,070,324      $  275,004
                                       ----------     -----------     ----------     -----------
                                       ----------     -----------     ----------     -----------

                                                      For the three months ended
                                       ---------------------------------------------------------
                                             June 30, 1996                  June 30, 1995
                                       --------------------------     --------------------------
                                           Average Fair Value             Average Fair Value
                                       --------------------------     --------------------------
                                         Assets       Liabilities       Assets       Liabilities
                                       ----------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                         $   65,597     $    10,761     $  128,620      $    1,699
     Currencies                           203,696          35,159         97,840          34,539
     Other                                476,920         107,695        103,451          27,711
  Foreign exchanges
     Financial                             99,662          31,488        537,643          25,600
     Other                                 45,005         101,701         13,790         116,355
Forward Contracts:
     Currencies                           357,127         170,737             --              --
     Other                                  1,381           2,753             --              --
Options Contracts:
  Domestic exchanges
     Financial                                 --              --          7,255              --
     Currencies                             5,200              --          1,725              --
     Other                                  3,413           2,713          6,274              --
  Foreign exchanges
     Financial                                 --              --          2,817           4,517
                                       ----------     -----------     ----------     -----------
                                       $1,258,001     $   463,007     $  899,415      $  210,421
                                       ----------     -----------     ----------     -----------
                                       ----------     -----------     ----------     -----------

   The following table represents the net realized gains (losses) and the change in net unrealized gains/losses of futures, forward and options contracts during the six and three months ended June 30, 1996 and 1995, respectively.

                              For the six months ended June 30, 1996               For the six months ended June 30, 1995
                         ------------------------------------------------     ------------------------------------------------
                                              Change in                                            Change in
                          Net Realized      Net Unrealized                     Net Realized      Net Unrealized
                         Gains (Losses)      Gains/Losses        Total        Gains (Losses)      Gains/Losses        Total
                         --------------     --------------     ----------     --------------     --------------     ----------
Futures Contracts:
  Domestic exchanges
    Financial              $  211,711         $  (39,622)      $  172,089       $  692,224        $     33,737      $  725,961
    Currencies                445,451            (33,925)         411,526          462,027            (125,637)        336,390
    Other                     982,096           (278,835)         703,261          203,801            (396,826)       (193,025)
  Foreign exchanges
    Financial                (183,066)          (115,459)        (298,525)       1,026,070              (6,866)      1,019,204
    Other                     (32,833)            51,614           18,781          (12,837)           (551,697)       (564,534)
Forward Contracts:
    Currencies                246,839             27,282          274,121               --                  --              --
    Other                       1,380                 --            1,380               --                  --              --
Options Contracts:
  Domestic exchanges
    Financial                 (22,453)                --          (22,453)              --               8,025           8,025
    Currencies                (10,088)                --          (10,088)              --              (7,901)         (7,901)
    Other                     (26,753)            (1,326)         (28,079)         (19,190)             (1,125)        (20,315)
  Foreign exchanges
    Financial                      --                 --               --           (1,619)            (20,754)        (22,373)
    Other                      (7,425)                --           (7,425)              --                  --              --
                         --------------     --------------     ----------     --------------     --------------     ----------
                           $1,604,859         $ (390,271)      $1,214,588       $2,350,476        $ (1,069,044)     $1,281,432
                         --------------     --------------     ----------     --------------     --------------     ----------
                         --------------     --------------     ----------     --------------     --------------     ----------

                             For the three months ended June 30, 1996             For the three months ended June 30, 1995
                         ------------------------------------------------     ------------------------------------------------
                                              Change in                                            Change in
                          Net Realized      Net Unrealized                     Net Realized      Net Unrealized
                         Gains (Losses)      Gains/Losses        Total        Gains (Losses)      Gains/Losses        Total
                         --------------     --------------     ----------     --------------     --------------     ----------
Futures Contracts:
  Domestic exchanges
    Financial              $   47,599         $  (49,568)      $   (1,969)      $  613,003        $    (75,613)     $  537,390
    Currencies                472,702           (126,446)         346,256         (163,525)           (240,696)       (404,221)
    Other                     554,171             60,568          614,739         (151,238)            201,468          50,230
  Foreign exchanges
    Financial                (104,479)            23,260          (81,219)       1,241,408            (414,518)        826,890
    Other                     (43,865)            44,962            1,097         (293,674)            280,681         (12,993)
Forward Contracts:
    Currencies                248,242             27,282          275,524               --                  --              --
    Other                      (6,969)             5,487           (1,482)              --                  --              --
Options Contracts:
  Domestic exchanges
    Financial                      --                 --               --               --               8,025           8,025
    Currencies                (10,088)                --          (10,088)              --              (7,901)         (7,901)
    Other                     (13,688)                --          (13,688)         (19,190)             (1,125)        (20,315)
  Foreign exchanges
    Financial                      --                 --               --           (1,619)            (20,754)        (22,373)
                         --------------     --------------     ----------     --------------     --------------     ----------
                           $1,143,625         $  (14,455)      $1,129,170       $1,225,165            (270,433)     $  954,732
                         --------------     --------------     ----------     --------------     --------------     ----------
                         --------------     --------------     ----------     --------------     --------------     ----------

                  PRUDENTIAL-BACHE OPTIMAX FUTURES FUND, L.P.
                            (a limited partnership)
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   The Partnership commenced operations on February 15, 1991 with gross proceeds of $70,309,500. After accounting for organizational and offering expenses, the Partnership's net proceeds were $62,452,578 for Class A Units and $6,156,925 for Class B Units. At the inception of the Partnership, sixty percent of the initial net proceeds of the Class A Units and one hundred percent of the initial net proceeds of the Class B Units were allocated to trading activity. The remaining forty percent of the initial net proceeds of the Class A Units was placed in reserve and invested in investment grade interest-bearing obligations (``Reserve Assets'').

   In conjunction with the expiration of the Letter of Credit (see discussion below), on April 1, 1996, the Reserve Assets matured and the resulting proceeds were allocated to commodities trading and, therefore, 100% of the Partnership's assets are currently allocated to commodities trading. Additionally, on April 1, 1996, the General Partner merged the Class A Units and the Class B Units in accordance with Article X, section B(16) of the Partnership Agreement into a newly created Class of Units called the OptiMax Units. See Note A to the financial statements for further details.

   As of June 30, 1996, a significant portion of the Partnership's net assets was held in U.S. Treasury bills (which represented approximately 76% of the net assets prior to redemptions payable) and cash, which are used as margin for the Partnership's trading in commodities. Inasmuch as the sole business of the Partnership is to trade in commodities, the Partnership continues to own such liquid assets to be used as margin.

   The percentage that U.S. Treasury bills bear to the net assets varies each day, and from month to month, as the market value of commodity interests change. The balance of the total net assets is held in cash. All interest earned on the Partnership's interest-bearing funds is paid to the Partnership.

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

   Redemptions recorded from commencement of operations, February 15, 1991, through June 30, 1996 totalled $70,157,810 (including $754,506 General Partner redemptions). Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods. From the inception of the Partnership until the merger of the units on April 1, 1996, there were exchanges of 90 Class B Units for 91.001 Class A Units and exchanges of 350 Class A Units for 341.268 Class B Units.

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

Results of Operations

   The net asset value per OptiMax Unit as of June 30, 1996 was $134.08, a 1996 year-to-date increase of 4.65% for a former Class A Unit and 3.40% for a former Class B Unit.

   The Partnership's performance was positive in the month of April. Profits in the grains, currencies, energies, stock indices, financials and meats sectors offset losses in the metals and softs sectors. Profits were reaped in the grains sector as prices rose on strong demand, especially from the Far East. Corn and wheat prices continued to rise throughout the month as news of deteriorating crop conditions spread throughout the market. In the currencies sector, gains were derived from the strength of the U.S. dollar in relation to the Deutsche mark and the Swiss franc. In the energies sector, profits were realized on the upward move of energy prices as diminishing supplies continued to push the price of oil and gas higher.

   The Partnership's performance was negative in the month of May. Profits in the currencies sector were offset by losses in the metals, softs, energies, stock indices, financials, grains and meats sectors. Among the factors affecting foreign exchange markets in May were the continued strength of the U.S. dollar against most major currencies and a comparatively vigorous U.S. economy. Profits in British pound positions offset losses in Japanese yen and German mark positions. In the metals sector, an unexpected rise in stockpiles caused the price of copper to fall which caused losses for the Partnership. In the softs sector, long coffee positions were liquidated as prices fell when the Association of Coffee Producing Countries extended its agreement on the amount of coffee members can export. In the financials sector, U.S. bond markets remained volatile, which affected bond markets worldwide, as investors struggled to interpret conflicting U.S. economic reports. Losses were incurred in French and Japanese bond positions. In the grains markets, profits in corn were offset by losses in wheat and soybean by-products. Corn prices rose steadily during most of May as heavy rains in the U.S. prevented farmers from planting their spring crops. However, late in the month, forecasts for clear weather in these regions pushed corn prices down thereby reducing profits. In the energies sector, political pressure and prospects of increasing supply brought crude oil and heating oil prices down causing losses in light crude and unleaded gas positions.

   The Partnership's performance was positive in the month of June. Profits in the metals, energies, softs and stock indices sectors offset losses in the financials, grains and currencies sectors. June's positive performance was primarily due to reestablished trends in the London Metal Exchange base metals as well as gains in precious metals and in the energy sector. Copper positions produced profits as prices tumbled when Sumitomo Corporation reported losing $1.8 billion in copper trading over a 10-year period. The plunge in copper prices also brought down other metals prices as short positions in gold, silver and aluminum produced profits. In the energies sector, positions in natural gas and light crude oil were profitable. The Partnership incurred losses in the grains sector. More favorable weather conditions during June and reports of cancellations of some grain export orders caused grain futures to decline during the month. However, month-end prices were somewhat boosted by new indications of tight grain supply and hot weather conditions. In the financials sector, volatility in the global interest rate markets negatively impacted performance. Bond markets worldwide largely reacted to the U.S. bond market which remained particularly sensitive to U.S. economic data and hints of inflation. In the currencies sector, losses in positions in the German mark and French franc offset gains in the Japanese yen and Italian lira.

   Prior to April 1, 1996, trading gains and losses and expenses (other than those expenses that were particular to Class A Units) were allocated between the Class A Units and Class B Units based on the pro rata portion of the Partnership's traded assets to each Class. See Note A to the financial statements for further details.

   As discussed in Liquidity and Capital Resources above, the Letter of Credit expired on the Capital Return Date. As a result, there were no letter of credit fees charged during the three months ended June 30, 1996. With the expiration of the Letter of Credit, Reserve Assets were allocated to commodities trading thus increasing the Partnership's investment in U.S. Treasury bills. This increase in U.S. Treasury bills, partially offset by the liquidation of U.S. Treasury bills for the payment of redemptions and a decline in interest rates in 1996, resulted in increases in interest income from U.S. Treasury bills of $3,000 and $16,000, respectively, for the six and three months ended June 30, 1996 as compared to 1995. However, interest income from Reserve Assets was eliminated following the allocation of Reserve Assets to commodities trading and as a result, interest income from Reserve Assets decreased $181,000 for the six months ended June 30, 1996 as compared to 1995.

   Commissions paid to PSI are calculated on the net asset value of the traded assets on the first day of each month and, therefore, vary due to trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values of the traded assets. Commissions increased $33,000 and $58,000, respectively, for the six and three months ended June 30, 1996 compared to 1995 primarily due to the increase in net assets when the Letter of Credit expired and Reserve Assets were allocated to commodities trading as discussed above, partially offset by the effect of redemptions on the monthly net asset values of traded assets.

   Other transaction fees consist of National Futures Association, exchange and clearing fees which are based on the number of trades the trading managers execute. Other transaction fees increased $4,000 and $7,000, respectively, for the six and three months ended June 30, 1996 as compared to 1995 due to increased trading volume.

   All trading decisions for the Partnership are currently being made by Willowbridge Associates Inc., Chesapeake Capital Corporation, Robert M. Tamiso and Hyman Beck & Company Inc. (the ``Trading Managers''). Management fees are calculated on the portion of the traded assets allocated to each Trading Manager at the end of the month, and, therefore, are affected by trading performance and redemptions. Additionally, the traded assets increased when Reserve Assets were allocated to commodities trading as discussed above. As a result, management fees increased $10,000 and $14,000, respectively, for the six and three months ended June 30, 1996 compared to 1995. The increases were partially offset by the effect of redemptions on the Partnership's traded assets.

   Incentive fees are based on the New High Net Trading Profits generated by each Trading Manager, as defined in the advisory agreement between the Partnership, the General Partner and each Trading Manager. Incentive fees earned during the six months ended June 30, 1996 totalled $47,000 as compared to $54,000 for the same period in 1995.

   General and administrative expenses increased $19,000 and $11,000, respectively, for the six and three months ended June 30, 1996 as compared to 1995 primarily due to increased overall costs associated with administering the Partnership, including costs associated with the activities in conjunction with the expiration of the Letter of Credit as more fully discussed in Note A to the financial statements.

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

Item 3. Defaults Upon Senior Securities--None

Item 4. Submission of Matters to a Vote of Security Holders--None

Item 5. Other Information--None

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

        Description:

3.1      Agreement of Limited Partnership of the Partnership, dated as of July 12, 1990 as amended
and      as of October 3, 1990 (incorporated by reference to Exhibit A to the Registrant's
4.1      Registration Statement on Form S-1, File No. 33-36216)
4.2      Subscription Agreement (incorporated by reference to Exhibit E to the Registrant's
         Registration Statement on Form S-1, File No. 33-36216)
4.3      Request for Redemption (incorporated by reference to Exhibit B to the Registrant's
         Registration Statement on Form S-1, File No. 33-36216)
4.4      Request for Exchange (incorporated by reference to Exhibit B to the Registrant's
         Registration Statement on Form S-1, File No. 33-36216)
27       Financial Data Schedule (filed herewith)
         (b) Reports on Form 8-K--
             Registrant's Current Report on Form 8-K dated May 14, 1996, as filed with the
         Securities
             and Exchange Commission on May 16, 1996, relating to Item 4 regarding the change in the Registrant's certifying accountant from Deloitte & Touche LLP to Price Waterhouse
         LLP.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRUDENTIAL-BACHE OPTIMAX FUTURES FUND, L.P.

By: Seaport Futures Management, Inc.
    A Delaware corporation, General Partner
     By: /s/ Steven Carlino                       Date: August 14, 1996
     ----------------------------------------
     Steven Carlino
     Vice President
     Chief Accounting Officer for the
     Registrant