Form 10-Q
period 1996-09-30
PRUDENTIAL BACHE OPTIMAX FUTURES FUND LP
filed 1996-11-14
CIK 866533

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 30, 1996

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number: 0-19805

                  PRUDENTIAL-BACHE OPTIMAX FUTURES FUND, L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

Delaware                                                              13-3577395
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

One New York Plaza, 13th Floor, New York, New York                         10292
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code (212) 778-7866

                                      N/A
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

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

                                                                                      September 30,
                                                                                          1996
---------------------------------------------------------------------------------------------------
ASSETS
Equity in commodity trading accounts:
Cash                                                                                   $ 2,472,631
U.S. Treasury bills, at amortized cost                                                  10,817,503
Net unrealized gain on open commodity positions                                          1,401,164
Options, at market                                                                          81,958
                                                                                      -------------
Total assets                                                                           $14,773,256
                                                                                      -------------
                                                                                      -------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Redemptions payable                                                                    $   411,285
Accrued expenses                                                                           115,775
Incentive fees payable                                                                      41,847
Management fees payable                                                                     29,429
Other transaction fees payable                                                               3,578
                                                                                      -------------
Total liabilities                                                                          601,914
                                                                                      -------------
Commitments
Partners' capital
Limited partners (106,040.359 OptiMax Units outstanding)                                14,029,511
General partner (1,072.004 OptiMax Units outstanding)                                      141,831
                                                                                      -------------
Total partners' capital                                                                 14,171,342
                                                                                      -------------
Total liabilities and partners' capital                                                $14,773,256
                                                                                      -------------
                                                                                      -------------
Net asset value per limited and general partnership units (the ``OptiMax Units'')      $    132.30
                                                                                      -------------
                                                                                      -------------
---------------------------------------------------------------------------------------------------

                 The accompanying notes are an integral part of these statements

                  PRUDENTIAL-BACHE OPTIMAX FUTURES FUND, L.P.
                            (a limited partnership)
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                       December 31, 1995
                                                           ------------------------------------------
                                                             Class A        Class B        Combined
                                                              Units          Units           Units
-----------------------------------------------------------------------------------------------------
ASSETS
Equity in commodity trading accounts:
Cash                                                       $ 1,968,058     $  424,826     $ 2,392,884
U.S. Treasury bills, at amortized cost                       7,105,513      1,596,924       8,702,437
Net unrealized gain on open commodity positions                737,453        161,880         899,333
Options, at market                                              12,772          2,804          15,576
                                                           -----------     ----------     -----------
Net equity                                                   9,823,796      2,186,434      12,010,230
Reserve asset, at amortized cost                             7,960,611             --       7,960,611
Unrealized gain on reserve asset                                44,012             --          44,012
Organizational costs, net                                        2,858            346           3,204
                                                           -----------     ----------     -----------
Total assets                                               $17,831,277     $2,186,780     $20,018,057
                                                           -----------     ----------     -----------
                                                           -----------     ----------     -----------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Redemptions payable                                        $ 1,020,444     $  139,535     $ 1,159,979
Accrued expenses                                               102,876         16,602         119,478
Management fees payable                                         21,411          4,776          26,187
Other transaction fees payable                                   2,305            505           2,810
                                                           -----------     ----------     -----------
Total liabilities                                            1,147,036        161,418       1,308,454
                                                           -----------     ----------     -----------
Commitments
Partners' capital
Limited partners (125,014.001 Class A Units and
  14,997.679 Class B Units outstanding)                     16,016,742      1,944,752      17,961,494
General partner (5,210 Class A Units and
  621.669 Class B Units outstanding)                           667,499         80,610         748,109
                                                           -----------     ----------     -----------
Total partners' capital                                     16,684,241      2,025,362      18,709,603
                                                           -----------     ----------     -----------
Total liabilities and partners' capital                    $17,831,277     $2,186,780     $20,018,057
                                                           -----------     ----------     -----------
                                                           -----------     ----------     -----------
Net asset value per limited and general partnership
units (the ``Class A Units'' and the ``Class B Units''
and collectively, the ``Combined Units'')                  $    128.12     $   129.67     $    128.29
                                                           -----------     ----------     -----------
                                                           -----------     ----------     -----------
-----------------------------------------------------------------------------------------------------

                 The accompanying notes are an integral part of these statements

                  PRUDENTIAL-BACHE OPTIMAX FUTURES FUND, L.P.
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                             Combined                          Combined
                                           Total Units         Units        OptiMax Units        Units
                                          -------------    -------------    -------------    -------------
                                           Nine months      Nine months     Three months     Three months
                                              ended            ended            ended            ended
                                          September 30,    September 30,    September 30,    September 30,
                                              1996             1995             1996             1995
----------------------------------------------------------------------------------------------------------
REVENUES
Net realized gain (loss) on commodity
  transactions                            $     911,098     $ 1,779,383     $    (693,761)     $(571,093)
Change in net unrealized gain on open
  commodity positions                           468,572      (1,156,792)          858,843        (87,748)
Change in net unrealized gain on
  reserve assets                                (44,012)         82,379                --        (27,383)
Interest from U.S. Treasury bills               402,695         385,239           141,448        127,128
Interest from reserve asset                     147,823         490,816                --        161,523
Realized gain on reserve asset                    2,149           9,281                --          4,316
                                          -------------    -------------    -------------    -------------
                                              1,888,325       1,590,306           306,530       (393,257)
                                          -------------    -------------    -------------    -------------
EXPENSES
Commissions                                     812,461         724,084           280,740        225,478
Other transaction fees                           57,358          48,787            18,111         13,384
Management fees                                 251,757         230,035            84,044         72,220
Incentive fees                                   89,204          54,466            41,847             --
General and administrative                      179,652         123,725            77,883         40,791
Letter of credit fees                            36,621         128,061                --         40,869
Amortization of organizational costs              3,204          22,446                --          7,155
                                          -------------    -------------    -------------    -------------
                                              1,430,257       1,331,604           502,625        399,897
                                          -------------    -------------    -------------    -------------
Net income (loss)                         $     458,068     $   258,702     $    (196,095)     $(793,154)
                                          -------------    -------------    -------------    -------------
                                          -------------    -------------    -------------    -------------
ALLOCATION OF NET INCOME (LOSS)
Limited partners                          $     456,464     $   251,272     $    (194,133)     $(764,853)
                                          -------------    -------------    -------------    -------------
                                          -------------    -------------    -------------    -------------
General partner                           $       1,604     $     7,430     $      (1,962)     $ (28,301)
                                          -------------    -------------    -------------    -------------
                                          -------------    -------------    -------------    -------------
NET LOSS PER WEIGHTED AVERAGE LIMITED
  AND GENERAL PARTNERSHIP UNIT
Net loss per weighted average limited
  and general partnership unit                                              $       (1.78)
                                                                            -------------
                                                                            -------------
Weighted average number of limited and
  general partnership units outstanding                                       110,021.096
                                                                            -------------
                                                                            -------------
----------------------------------------------------------------------------------------------------------

                 The accompanying notes are an integral part of these statements

                  PRUDENTIAL-BACHE OPTIMAX FUTURES FUND, L.P.
                            (a limited partnership)
                      SCHEDULE TO STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                    OptiMax        Class A        Class B         Total             Class A
                                                     Units          Units          Units          Units              Units
                                                 -------------   ------------   -----------   -------------      -------------
                                                  Six months                                   Nine months        Nine months
                                                     ended              Three months              ended              ended
                                                 September 30,             ended              September 30,      September 30,
                                                     1996              March 31, 1996             1996               1995
------------------------------------------------------------------------------------------------------------------------------
REVENUES
Net realized gain (loss) on commodity
  transactions                                   $     449,864   $    378,211   $    83,023    $   911,098       $   1,446,906
Change in net unrealized gain on open commodity
  positions                                            844,388       (308,169)      (67,647)       468,572            (946,515)
Change in net unrealized gain on reserve assets             --        (44,012)           --        (44,012)             82,379
Interest from U.S. Treasury bills                      290,300         91,965        20,430        402,695             313,921
Interest from reserve asset                                 --        147,823            --        147,823             490,816
Realized gain on reserve asset                              --          2,149            --          2,149               9,281
                                                 -------------   ------------   -----------   -------------      -------------
                                                     1,584,552        267,967        35,806      1,888,325           1,396,788
                                                 -------------   ------------   -----------   -------------      -------------
EXPENSES
Commissions                                            590,052        182,042        40,367        812,461             589,525
Other transaction fees                                  36,582         17,037         3,739         57,358              39,872
Management fees                                        178,428         60,015        13,314        251,757             187,467
Incentive fees                                          89,204             --            --         89,204              41,789
General and administrative                             131,787         37,542        10,323        179,652             101,379
Letter of credit fees                                       --         36,621            --         36,621             128,061
Amortization of organizational costs                        --          2,858           346          3,204              19,950
                                                 -------------   ------------   -----------   -------------      -------------
                                                     1,026,053        336,115        68,089      1,430,257           1,108,043
                                                 -------------   ------------   -----------   -------------      -------------
Net income (loss)                                $     558,499   $    (68,148)  $   (32,283)   $   458,068       $     288,745
                                                 -------------   ------------   -----------   -------------      -------------
                                                 -------------   ------------   -----------   -------------      -------------
ALLOCATION OF NET INCOME (LOSS)
Limited partners                                 $     552,903   $    (65,441)  $   (30,998)   $   456,464       $     279,960
                                                 -------------   ------------   -----------   -------------      -------------
                                                 -------------   ------------   -----------   -------------      -------------
General partner                                  $       5,596   $     (2,707)  $    (1,285)   $     1,604       $       8,785
                                                 -------------   ------------   -----------   -------------      -------------
                                                 -------------   ------------   -----------   -------------      -------------
NET INCOME (LOSS) PER WEIGHTED AVERAGE
LIMITED AND GENERAL PARTNERSHIP UNIT
Net income (loss) per weighted average limited
  and general partnership unit                   $        4.93   $       (.52)  $     (2.07)                     $        1.90
                                                 -------------   ------------   -----------                      -------------
                                                 -------------   ------------   -----------                      -------------
Weighted average number of limited and general
  partnership units outstanding                    113,280.045    130,224.001    15,619.348                        151,787.001
                                                 -------------   ------------   -----------                      -------------
                                                 -------------   ------------   -----------                      -------------
------------------------------------------------------------------------------------------------------------------------------
                                The accompanying notes are an integral part of this schedule

                                                    Class B        Combined            Class A         Class B        Combined
                                                     Units           Units              Units           Units           Units
                                                  -------------   -------------      -------------   -------------   -------------
                                                  Nine months     Nine months       Three months    Three months    Three months
                                                     ended           ended              ended           ended           ended
                                                 September 30,   September 30,      September 30,   September 30,   September 30,
                                                     1995            1995               1995            1995            1995
------------------------------------------------------------------------------------------------------------------------------
REVENUES
Net realized gain (loss) on commodity
  transactions                                    $   332,477     $ 1,779,383       $    (468,293)   $  (102,800)     $(571,093)
Change in net unrealized gain on open commodity
  positions                                          (210,277)     (1,156,792)            (72,604)       (15,144)       (87,748)
Change in net unrealized gain on reserve assets            --          82,379             (27,383)            --        (27,383)
Interest from U.S. Treasury bills                      71,318         385,239             103,459         23,669        127,128
Interest from reserve asset                                --         490,816             161,523             --        161,523
Realized gain on reserve asset                             --           9,281               4,316             --          4,316
                                                 -------------   -------------      -------------   -------------   -------------
                                                      193,518       1,590,306            (298,982)       (94,275)      (393,257)
                                                 -------------   -------------      -------------   -------------   -------------
EXPENSES
Commissions                                           134,559         724,084             184,109         41,369        225,478
Other transaction fees                                  8,915          48,787              10,974          2,410         13,384
Management fees                                        42,568         230,035              58,956         13,264         72,220
Incentive fees                                         12,677          54,466                  --             --             --
General and administrative                             22,346         123,725              33,453          7,338         40,791
Letter of credit fees                                      --         128,061              40,869             --         40,869
Amortization of organizational costs                    2,496          22,446               6,369            786          7,155
                                                 -------------   -------------      -------------   -------------   -------------
                                                      223,561       1,331,604             334,730         65,167        399,897
                                                 -------------   -------------      -------------   -------------   -------------
Net income (loss)                                 $   (30,043)    $   258,702       $    (633,712)   $  (159,442)     $(793,154)
                                                 -------------   -------------      -------------   -------------   -------------
                                                 -------------   -------------      -------------   -------------   -------------
ALLOCATION OF NET INCOME (LOSS)
Limited partners                                  $   (28,688)    $   251,272       $    (610,992)   $  (153,861)     $(764,853)
                                                 -------------   -------------      -------------   -------------   -------------
                                                 -------------   -------------      -------------   -------------   -------------
General partner                                   $    (1,355)    $     7,430       $     (22,720)   $    (5,581)     $ (28,301)
                                                 -------------   -------------      -------------   -------------   -------------
                                                 -------------   -------------      -------------   -------------   -------------
NET INCOME (LOSS) PER WEIGHTED AVERAGE
LIMITED AND GENERAL PARTNERSHIP UNIT
Net income (loss) per weighted average limited
  and general partnership unit                    $     (1.60)                      $       (4.36)   $     (8.98)
                                                 -------------                      -------------   -------------
                                                 -------------                      -------------   -------------
Weighted average number of limited and general
  partnership units outstanding                    18,809.918                         145,318.001     17,759.878
                                                 -------------                      -------------   -------------
                                                 -------------                      -------------   -------------
------------------------------------------------------------------------------------------------------------------------------

                   The accompanying notes are an integral part of this schedule

                  PRUDENTIAL-BACHE OPTIMAX FUTURES FUND, L.P.
                            (a limited partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                            CLASS A          LIMITED         GENERAL
                                             UNITS           PARTNERS        PARTNER         TOTAL
------------------------------------------------------------------------------------------------------
Partners' capital--December 31, 1995       130,224.001     $ 16,016,742     $ 667,499     $ 16,684,241
Net loss                                            --          (65,441)       (2,707)         (68,148)
Redemptions                                (27,518.000)      (2,977,674)     (533,623)      (3,511,297)
                                          ------------     ------------     ---------     ------------
Partners' capital--March 31, 1996          102,706.001       12,973,627       131,169       13,104,796
Merger into OptiMax Units                 (102,706.001)     (12,973,627)     (131,169)     (13,104,796)
                                          ------------     ------------     ---------     ------------
Partners' capital--April 1, 1996                    --     $         --     $      --     $         --
                                          ------------     ------------     ---------     ------------
                                          ------------     ------------     ---------     ------------

                                            CLASS B          LIMITED         GENERAL
                                             UNITS           PARTNERS        PARTNER         TOTAL
------------------------------------------------------------------------------------------------------
Partners' capital--December 31, 1995,
  as previously reported                    15,703.045     $  1,944,752     $  80,610     $  2,025,362
Adjustment for merger into
  OptiMax Units                                (83.697)              --            --               --
                                          ------------     ------------     ---------     ------------
Partners' capital--December 31, 1995,
  as restated                               15,619.348        1,944,752        80,610        2,025,362
Net loss                                            --          (30,998)       (1,285)         (32,283)
Redemptions                                 (1,986.356)        (191,649)      (61,810)        (253,459)
                                          ------------     ------------     ---------     ------------
Partners' capital--March 31, 1996           13,632.992        1,722,105        17,515        1,739,620
Merger into OptiMax Units                  (13,632.992)      (1,722,105)      (17,515)      (1,739,620)
                                          ------------     ------------     ---------     ------------
Partners' capital--April 1, 1996                    --     $         --     $      --     $         --
                                          ------------     ------------     ---------     ------------
                                          ------------     ------------     ---------     ------------

                                            COMBINED         LIMITED         GENERAL
                                             UNITS           PARTNERS        PARTNER         TOTAL
------------------------------------------------------------------------------------------------------
Partners' capital--December 31, 1995,
  as previously reported                   145,927.046     $ 17,961,494     $ 748,109     $ 18,709,603
Adjustment for merger into
  OptiMax Units                                (83.697)              --            --               --
                                          ------------     ------------     ---------     ------------
Partners' capital--December 31, 1995,
  as restated                              145,843.349       17,961,494       748,109       18,709,603
Net loss                                            --          (96,439)       (3,992)        (100,431)
Redemptions                                (29,504.356)      (3,169,323)     (595,433)      (3,764,756)
                                          ------------     ------------     ---------     ------------
Partners' capital--March 31, 1996          116,338.993       14,695,732       148,684       14,844,416
Merger into OptiMax Units                 (116,338.993)     (14,695,732)     (148,684)     (14,844,416)
                                          ------------     ------------     ---------     ------------
Partners' capital--April 1, 1996                    --     $         --     $      --     $         --
                                          ------------     ------------     ---------     ------------
                                          ------------     ------------     ---------     ------------

                                             OPTIMAX         LIMITED        GENERAL
                                              UNITS          PARTNERS       PARTNER        TOTAL
----------------------------------------------------------------------------------------------------
Partners' capital--April 1, 1996           116,338.993     $ 14,695,732     $148,684     $14,844,416
Net income                                          --          552,903       5,596          558,499
Redemptions                                 (9,226.630)      (1,219,124)    (12,449)      (1,231,573)
                                           -----------     ------------     --------     -----------
Partners' capital--September 30, 1996      107,112.363     $ 14,029,511     $141,831     $14,171,342
                                           -----------     ------------     --------     -----------
                                           -----------     ------------     --------     -----------
----------------------------------------------------------------------------------------------------
                The accompanying notes are an integral part of these statements

                                       6

                  PRUDENTIAL-BACHE OPTIMAX FUTURES FUND, L.P.
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Prudential-Bache OptiMax Futures Fund, L.P. (the ``Partnership'') as of September 30, 1996 and the results of its operations for the nine and three months ended September 30, 1996 and 1995. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

   Prior to April 1, 1996, trading gains and losses and expenses (other than those expenses that were particular to Class A Units) were allocated between the Class A Units and Class B Units based upon the pro rata portion of the Partnership's traded assets to each Class. The allocation was adjusted quarterly to take into account the effect of redemptions. The quarterly allocation between the Class A Units and Class B Units was 82% and 18%, respectively, during 1995 and 1996, except for the three months ended June 30, 1995 which was 81% and 19%, respectively.

   Certain balances from prior periods have been reclassified to conform with the current period's financial statement presentation.

B. Related Parties

   The General Partner and its affiliates perform services for the Partnership which include, but are not limited to: brokerage and Letter of Credit services; accounting and financial management; registrar, transfer and assignment functions; investor communications; printing services and other administrative services.

The costs incurred for these services were:

                                         OPTIMAX UNITS    CLASS A UNITS    CLASS B UNITS     TOTAL UNITS
                                          Six months               Three months              Nine months
                                             ended                    ended                     ended
                                         September 30,              March 31,               September 30,
                                             1996                      1996                     1996
---------------------------------------------------------------------------------------------------------
Commissions and Letter of Credit fees      $ 590,052        $ 190,180        $  40,367        $ 820,599
General and administrative                    81,941           19,281            5,631          106,853
                                         -------------    -------------    -------------    -------------
                                           $ 671,993        $ 209,461        $  45,998        $ 927,452
                                         -------------    -------------    -------------    -------------
                                         -------------    -------------    -------------    -------------

                                          CLASS A UNITS    CLASS B UNITS      COMBINED UNITS
                                                Nine months ended           Nine months ended
                                                September 30, 1995          September 30, 1995
----------------------------------------------------------------------------------------------
Commissions and Letter of Credit fees       $ 617,981        $ 134,558           $752,539
General and administrative                     51,129           11,478             62,607
                                          -------------    -------------    ------------------
                                            $ 669,110        $ 146,036           $815,146
                                          -------------    -------------    ------------------
                                          -------------    -------------    ------------------

                                                                                            COMBINED
                                       OPTIMAX UNITS    CLASS A UNITS    CLASS B UNITS        UNITS
                                       Three months              Three months             Three months
                                           ended                    ended                     ended
                                       September 30,            September 30,             September 30,
                                           1996                      1995                     1995
----------------------------------------------------      ----------------------------------------------
Commissions and Letter of Credit fees    $ 280,740        $ 193,190        $  41,368        $ 234,558
General and administrative                  57,029           17,412            3,822           21,234
                                       -------------    -------------    -------------    -------------
                                         $ 337,769        $ 210,602        $  45,190        $ 255,792
                                       -------------    -------------    -------------    -------------
                                       -------------    -------------    -------------    -------------

   Expenses payable to the General Partner and its affiliates (which are included in accrued expenses) were $58,230 as of September 30, 1996 for the OptiMax Units and $48,140 as of December 31, 1995 for the Combined Units.

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

   PSI, when acting as the Partnership's futures commission merchant in accepting orders for the purchase or sale of domestic futures and options contracts, is required by Commodity Futures Trading Commission (``CFTC'') regulations to separately account for and segregate as belonging to the Partnership all assets of the Partnership relating to domestic futures and options trading and is not to commingle such assets with other assets of PSI. At September 30, 1996 and December 31, 1995, such segregated assets totalled $7,824,533 and $8,565,718, respectively. Part 30.7 of the CFTC regulations also requires PSI to secure assets of the Partnership related to foreign futures and options trading which totalled $6,738,153 and $3,444,512 at September 30, 1996 and December 31, 1995, respectively. There are no segregation requirements for assets related to forward trading.

   As of September 30, 1996 and December 31, 1995, all open futures, forward and options contracts mature within nine months and one year, respectively.

   At September 30, 1996 and December 31, 1995, gross contract amounts of open futures, forward and options contracts were:

                                             September 30,      December 31,
                                                 1996               1995
                                             -------------      ------------
Financial Futures and Options Contracts:
  Commitments to purchase                     $85,805,468       $99,523,854
  Commitments to sell                         $ 4,766,932       $ 7,832,307
Currency Futures and Options Contracts:
  Commitments to purchase                     $ 3,027,108       $   744,386
  Commitments to sell                         $13,320,441       $ 2,274,913
Currency Forward Contracts:
  Commitments to purchase                     $17,664,592       $        --
  Commitments to sell                         $19,104,540       $        --
Other Futures and Options Contracts:
  Commitments to purchase                     $ 6,043,226       $14,542,575
  Commitments to sell                         $ 6,596,899       $ 2,676,016

   The gross contract amounts represent the Partnership's potential involvement in a particular class of financial instrument (if it were to take or make delivery on an underlying futures, forward or options contract). The gross contract amounts significantly exceed the future cash requirements as the Partnership intends to close out open positions prior to settlement and thus is generally subject only to the risk of loss arising from the change in the value of the contracts. As such, the Partnership considers the ``fair value'' of its futures, forward and options contracts to be the net unrealized gain or loss on the contracts (plus premiums on options). Thus, the amount at risk associated with counterparty nonperformance of all contracts is the net unrealized gain included in the statements of financial condition. The market risk associated with the Partnership's commitments to purchase commodities is limited to the gross contract amounts involved, while the market risk associated with its commitments to sell is unlimited since the Partnership's potential involvement is to make delivery of an underlying commodity at the contract price; therefore, it must repurchase the contract at prevailing market prices.

   At September 30, 1996 and December 31, 1995, respectively, the fair values of futures, forward and options contracts were:

                                           September 30, 1996             December 31, 1995
                                       --------------------------     --------------------------
                                               Fair Value                     Fair Value
                                       --------------------------     --------------------------
                                         Assets       Liabilities       Assets       Liabilities
                                       ----------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                         $   42,500      $    8,425     $  139,122      $   95,750
     Currencies                           239,385           2,080         21,812          11,533
     Other                                200,288         150,887        755,571          65,294
  Foreign exchanges
     Financial                            858,398          12,269        190,697           7,455
     Other                                 74,781          51,097         10,912          38,749
Forward Contracts:
     Currencies                           248,312          37,742             --              --
Options Contracts:
  Domestic exchanges
     Currencies                             1,900              --             --              --
     Other                                 43,562              --         15,576              --
  Foreign exchanges
     Financial                             36,496              --             --              --
                                       ----------     -----------     ----------     -----------
                                       $1,745,622      $  262,500     $1,133,690      $  218,781
                                       ----------     -----------     ----------     -----------
                                       ----------     -----------     ----------     -----------

   The following table presents the average fair value of futures, forward and options contracts during the nine and three months ended September 30, 1996 and 1995, respectively.

                                                       For the nine months ended
                                       ---------------------------------------------------------
                                           September 30, 1996             September 30, 1995
                                       --------------------------     --------------------------
                                           Average Fair Value             Average Fair Value
                                       --------------------------     --------------------------
                                         Assets       Liabilities       Assets       Liabilities
                                       ----------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                         $   67,099      $   22,035     $   74,204      $    3,745
     Currencies                           136,821          28,338        141,281          40,493
     Other                                379,008          90,635        241,064          45,164
  Foreign exchanges
     Financial                            252,556          27,273        312,536          33,287
     Other                                 42,824          62,919        102,432         148,383
Forward Contracts:
     Currencies                           215,313         180,526             --              --
     Other                                    553           1,101             --              --
Options Contracts:
  Domestic exchanges
     Financial                              5,503              --          5,403              --
     Currencies                            16,235             436          1,030              --
     Other                                 17,106           1,085          7,077              --
  Foreign exchanges
     Financial                              6,264              --          1,557           3,409
     Currencies                                --              --             --          19,670
     Other                                     --              --          5,237              --
                                       ----------     -----------     ----------     -----------
                                       $1,139,282      $  414,348     $  891,821      $  294,151
                                       ----------     -----------     ----------     -----------
                                       ----------     -----------     ----------     -----------

                                                      For the three months ended
                                       ---------------------------------------------------------
                                           September 30, 1996             September 30, 1995
                                       --------------------------     --------------------------
                                           Average Fair Value             Average Fair Value
                                       --------------------------     --------------------------
                                         Assets       Liabilities       Assets       Liabilities
                                       ----------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                         $   24,091      $   11,057     $   25,944      $    3,680
     Currencies                            80,238          41,794         71,202           3,724
     Other                                226,596          67,713        189,252          51,841
  Foreign exchanges
     Financial                            425,357          30,155        141,579          24,476
     Other                                 65,385          45,589         10,167         137,223
Forward Contracts:
     Currencies                           226,713         319,314             --              --
Options Contracts:
  Domestic exchanges
     Financial                              8,633              --         12,313              --
     Currencies                            35,388           1,090          2,574              --
     Other                                 31,918              --         16,162              --
  Foreign exchanges
     Financial                             15,660              --          3,893           8,522
     Currencies                                --              --             --          49,175
     Other                                     --              --         13,093              --
                                       ----------     -----------     ----------     -----------
                                       $1,139,979      $  516,712     $  486,179      $  278,641
                                       ----------     -----------     ----------     -----------
                                       ----------     -----------     ----------     -----------

   The following table presents the net realized gains (losses) and the change in net unrealized gains/losses of futures, forward and options contracts during the nine and three months ended September 30, 1996 and 1995, respectively.

                           For the nine months ended September 30, 1996         For the nine months ended September 30, 1995
                         ------------------------------------------------     ------------------------------------------------
                                              Change in                                            Change in
                          Net Realized      Net Unrealized                     Net Realized      Net Unrealized
                         Gains (Losses)      Gains/Losses        Total        Gains (Losses)      Gains/Losses        Total
                         --------------     --------------     ----------     --------------     --------------     ----------
Futures Contracts:
  Domestic exchanges
    Financial              $   44,132         $   (9,297)      $   34,835       $  678,174        $     50,931      $  729,105
    Currencies                214,906            227,026          441,932          531,065             (98,572)        432,493
    Other                     963,552           (640,876)         322,676         (256,708)           (306,864)       (563,572)
  Foreign exchanges
    Financial                  97,178            662,887          760,065        1,031,442             (29,718)      1,001,724
    Other                      95,551             51,521          147,072          (45,446)           (768,572)       (814,018)
Forward Contracts:
    Currencies               (288,933)           210,570          (78,363)              --                  --              --
    Other                       1,200                 --            1,200               --                  --              --
Options Contracts:
  Domestic exchanges
    Financial                 (63,266)                --          (63,266)          (6,119)                 --          (6,119)
    Currencies                (68,145)            (2,700)         (70,845)          (5,762)                 --          (5,762)
    Other                     (26,057)           (43,435)         (69,492)        (128,640)             (6,980)       (135,620)
  Foreign exchanges
    Financial                 (51,595)            12,876          (38,719)         (18,623)                 --         (18,623)
    Currencies                     --                 --               --               --               6,086           6,086
    Other                      (7,425)                --           (7,425)              --              (3,103)         (3,103)
                         --------------     --------------     ----------     --------------     --------------     ----------
                           $  911,098         $  468,572       $1,379,670       $1,779,383        $ (1,156,792)     $  622,591
                         --------------     --------------     ----------     --------------     --------------     ----------
                         --------------     --------------     ----------     --------------     --------------     ----------

                          For the three months ended September 30, 1996        For the three months ended September 30, 1995
                         ------------------------------------------------     ------------------------------------------------
                                              Change in                                            Change in
                          Net Realized      Net Unrealized                     Net Realized      Net Unrealized
                         Gains (Losses)      Gains/Losses        Total        Gains (Losses)      Gains/Losses        Total
                         --------------     --------------     ----------     --------------     --------------     ----------
Futures Contracts:
  Domestic exchanges
    Financial              $ (167,579)        $   30,325       $ (137,254)      $  (14,050)       $     17,194      $    3,144
    Currencies               (230,545)           260,951           30,406           69,038              27,065          96,103
    Other                     (18,544)          (362,041)        (380,585)        (460,509)             89,962        (370,547)
  Foreign exchanges
    Financial                 280,244            778,346        1,058,590            5,372             (22,852)        (17,480)
    Other                     128,384                (93)         128,291          (32,609)           (216,875)       (249,484)
Forward Contracts:
    Currencies               (535,772)           183,288         (352,484)              --                  --              --
    Other                        (180)                --             (180)              --                  --              --
Options Contracts:
  Domestic exchanges
    Financial                 (40,813)                --          (40,813)          (6,119)             (8,025)        (14,144)
    Currencies                (58,057)            (2,700)         (60,757)          (5,762)              7,901           2,139
    Other                         696            (42,109)         (41,413)        (109,450)             (5,855)       (115,305)
  Foreign exchanges
    Financial                 (51,595)            12,876          (38,719)         (17,004)             20,754           3,750
    Currencies                     --                 --               --               --               6,086           6,086
    Other                          --                 --               --               --              (3,103)         (3,103)
                         --------------     --------------     ----------     --------------     --------------     ----------
                           $ (693,761)        $  858,843       $  165,082       $ (571,093)       $    (87,748)     $ (658,841)
                         --------------     --------------     ----------     --------------     --------------     ----------
                         --------------     --------------     ----------     --------------     --------------     ----------

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

   As of September 30, 1996, a significant portion of the Partnership's net assets was held in U.S. Treasury bills (which represented approximately 74% of the net assets prior to redemptions payable) and cash, which are used as margin for the Partnership's trading in commodities. Inasmuch as the sole business of the Partnership is to trade in commodities, the Partnership continues to own such liquid assets to be used as margin.

   The percentage that U.S. Treasury bills bears to the net assets varies each day, and from month to month, as the market value of commodity interests change. The balance of the total net assets is held in cash. All interest earned on the Partnership's interest-bearing funds is paid to the Partnership.

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

   Redemptions recorded from commencement of operations, February 15, 1991, through September 30, 1996 totalled $70,569,095 (including $758,607 General Partner redemptions). Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods. From the inception of the Partnership until the merger of the units on April 1, 1996, there were exchanges of 90 Class B Units for 91.001 Class A Units and exchanges of 350 Class A Units for 341.268 Class B Units.

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

Results of Operations

   The net asset value per OptiMax Unit as of September 30, 1996 was $132.30, a 1996 year-to-date increase of 3.26% for a former Class A Unit and 2.03% for a former Class B Unit.

   The Partnership's net asset value declined in the month of July. Profits in the financials, meats and softs sectors were offset by losses in the currencies, stock indices, grains, energies and metals sectors. In the financials sector, uncertainty in the direction of U.S. interest rates coupled with the U.S. stock market correction caused investors to buy U.S. interest rate instruments, thereby pushing prices up and yields down. Despite the Bundesbank not lowering interest rates, investors speculation on anticipated interest rate cuts in both Germany and France caused bonds to finish higher for the month, producing gains in long German, French, U.S. and Australian bond positions. The U.S. dollar, following the correction of the stock market, lost ground against most major currencies. Losses were incurred in Japanese yen, German mark and Australian dollar positions. In the grains sector, long positions in corn, soybean by-products and wheat were unprofitable. Despite a rise in international demand for grains and historically low reserves, grain prices fell as the critical July growing period experienced higher rainfall and favorable growing conditions in the Midwest. In the energy markets, profits in light crude oil were offset by losses in natural gas futures. Natural gas prices had been on the upswing due to higher demand and drained reserves, yet prices fell in July as reserves were replenished and more supply prospects became available.

   The Partnership's net asset value declined in the month of August. Profits in the financials, energies, grains, meats and stock indices sectors were offset by losses in the currencies, softs and metals sectors. In the financials sector, positions in Japanese and Australian bonds were profitable. As the possibility of an interest rate increase was reduced on worse than expected business confidence, yields drifted lower producing profits in long Japanese bond positions. Long Australian bond positions also recorded profits as prices moved higher on anticipation of lower interest rates due to the upcoming release of a new deficit reducing budget. In the energies sector, long positions in light crude oil, heating oil, crude oil and gas oil were profitable. Increased demand helped push prices higher while the markets ignored the possibility of the resumption of the sale of Iraqi oil. In the grains sector, forecasts of shortages forced prices higher despite improving weather conditions in the grain growing regions of the U.S., producing profits in long soybean by-product positions. In the currencies sector, positions in the German mark, Australian dollar and Japanese yen were unprofitable due to a reversal in prices. In the softs sector, positions in cocoa, coffee and cotton were unprofitable. After coffee reached a one year high late in the month, fears of short supplies suddenly eased and prices retreated.

   The Partnership's net asset value increased in the month of September. Profits in the financials, currencies, energies, stock indices, metals and meats sectors offset losses in the grains and softs sectors. In the financials sector, positions in German, Italian, French, and Japanese bonds were profitable. The decision of the U.S. Federal Reserve to leave interest rates unchanged left bond prices stable. Unchanged interest rates in Germany and a weak economy in France benefited the Partnership's long German and French bond positions. Japanese bond prices continued higher as economic growth was not emerging as rapidly as expected. In the currencies sector, positions in the Japanese yen, German mark, Swiss franc and Canadian dollar were profitable. The U.S. dollar began to strengthen early in the month as the conflict between the U.S. and Iraq caused traders to seek a safe haven in the U.S. dollar and on rumors of a U.S. Federal Reserve interest rate hike. In the energies sector, long energy positions produced profits as the crisis in the Middle East pushed energy prices to their highest level since the Gulf War. Fears of a disruption in supplies and the suspension of the U.N. agreement with Iraq to ship oil for humanitarian purposes added to price pressures. In the metals sector, short gold positions produced profits, as investors shied away due to uncertainty over the direction of U.S. interest rates, forcing prices lower. The pressure on gold helped bring the prices of silver and platinum down with short positions in these metals adding to profits.

   Prior to April 1, 1996, trading gains and losses and expenses (other than those expenses that were particular to Class A Units) were allocated between the Class A Units and Class B Units based on the pro rata portion of the Partnership's traded assets to each Class. See Note A to the financial statements for further details.

   As discussed in Liquidity and Capital Resources above, the Letter of Credit expired on the Capital Return Date. As a result, there were no letter of credit fees charged during the three months ended September 30,

1996. With the expiration of the Letter of Credit, Reserve Assets were allocated to commodities trading thus increasing the Partnership's investment in U.S. Treasury bills. This increase in U.S. Treasury bills, partially offset by the liquidation of U.S. Treasury bills for the payment of redemptions as well as a decline in interest rates in 1996, resulted in increases in interest income from U.S. Treasury bills of $17,000 and $14,000, respectively, for the nine and three months ended September 30, 1996 as compared to 1995. However, interest income from Reserve Assets was eliminated following the allocation of Reserve Assets to commodities trading and as a result, interest income from Reserve Assets decreased $343,000 for the nine months ended September 30, 1996 as compared to 1995.

   Commissions paid to PSI are calculated on the net asset value of the traded assets on the first day of each month and, therefore, vary due to trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values of the traded assets. Commissions increased $88,000 and $55,000, respectively, for the nine and three months ended September 30, 1996 compared to 1995 primarily due to the increase in traded assets when the Letter of Credit expired and Reserve Assets were allocated to commodities trading as discussed above, partially offset by the effect of redemptions on the monthly net asset values of traded assets.

   Other transaction fees consist of National Futures Association, exchange and clearing fees which are based on the number of trades the trading managers execute. Other transaction fees increased $9,000 and $5,000, respectively, for the nine and three months ended September 30, 1996 as compared to 1995 due to increased trading volume.

   All trading decisions for the Partnership are currently being made by Willowbridge Associates Inc., Chesapeake Capital Corporation, Robert M. Tamiso and Hyman Beck & Company Inc. (the ``Trading Managers''). Management fees are calculated on the portion of the traded assets allocated to each Trading Manager at the end of the month, and, therefore, are affected by trading performance and redemptions. Additionally, the traded assets increased when Reserve Assets were allocated to commodities trading as discussed above. As a result, management fees increased $22,000 and $12,000, respectively, for the nine and three months ended September 30, 1996 compared to 1995.

   Incentive fees are based on the New High Net Trading Profits generated by each Trading Manager, as defined in the advisory agreement between the Partnership, the General Partner and each Trading Manager. Incentive fees earned during the nine and three months ended September 30, 1996 totalled $89,000 and $42,000, respectively, as compared to $54,000 and $0 for the same periods in 1995.

   General and administrative expenses increased $56,000 and $37,000, respectively, for the nine and three months ended September 30, 1996 as compared to 1995 primarily due to increased overall costs associated with administering the Partnership, including costs associated with the activities in conjunction with the expiration of the Letter of Credit as more fully discussed in Note A to the financial statements, as well as the timing of certain expense accruals recorded during the respective periods.

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

Item 3. Defaults Upon Senior Securities--None

Item 4. Submission of Matters to a Vote of Security Holders--None

Item 5. Other Information--None

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

        Description:

3.1      Agreement of Limited Partnership of the Partnership, dated as of July
and      12, 1990 as amended as of October 3, 1990 (incorporated by reference to
4.1 Exhibit A to the Registrant's Registration Statement on Form S-1, File No. 33-36216)
4.2 Subscription Agreement (incorporated by reference to Exhibit E to the Registrant's Registration Statement on Form S-1, File No. 33-36216)
4.3 Request for Redemption (incorporated by reference to Exhibit B to the Registrant's Registration Statement on Form S-1, File No. 33-36216)
4.4 Request for Exchange (incorporated by reference to Exhibit B to the Registrant's Registration Statement on Form S-1, File No. 33-36216)
27       Financial Data Schedule (filed herewith)
         (b) Reports on Form 8-K--None

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRUDENTIAL-BACHE OPTIMAX FUTURES FUND, L.P.

By: Seaport Futures Management, Inc.
    A Delaware corporation, General Partner
     By: /s/ Steven Carlino                       Date: November 14, 1996
     ----------------------------------------
     Steven Carlino
     Vice President
     Chief Accounting Officer for the
     Registrant