Form 10-K
period 1996-12-31
PRUDENTIAL BACHE OPTIMAX FUTURES FUND LP
filed 1997-03-28
CIK 866533

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K
(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number: 0-19805

                  PRUDENTIAL-BACHE OPTIMAX FUTURES FUND, L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

Delaware                                              13-3577395
--------------------------------------------------------------------------------
(State or other jurisdiction                        (I.R.S. Employer
of incorporation or organization)                   Identification No.)

One New York Plaza, 14th Floor, New York, New York                  10292
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code: (212) 778-7866

Securities registered pursuant to Section 12(b) of the Act:

                                               None
-------------------------------------------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:
                           Units of Limited Partnership Interest
-------------------------------------------------------------------------------
                                   (Title of class)

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes CK No _

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[CK]

                      DOCUMENTS INCORPORATED BY REFERENCE

      Agreement of Limited Partnership of the Registrant, dated July 12, 1990, included as part of the Registration Statement on Form S-1 (File No. 33-36216) filed with the Securities and Exchange Commission on August 3, 1990 pursuant to Rule 424(b) of the Securities Act of 1933, and amended on October 3, 1990 and November 5, 1990, is incorporated by reference into Part IV of this Annual Report on 10-K

   Registrant's Annual Report to Limited Partners for the year ended December 31, 1996 is incorporated by reference into Parts II and IV of this Annual Report on Form 10-K

                          Index to exhibits can be found on pages 10 through 12.

                  PRUDENTIAL-BACHE OPTIMAX FUTURES FUND, L.P.
                            (a limited partnership)

                               TABLE OF CONTENTS

PART I                                                                                         PAGE
Item  1    Business.........................................................................     3
Item  2    Properties.......................................................................     4
Item  3    Legal Proceedings................................................................     4
Item  4    Submission of Matters to a Vote of Limited Partners..............................     4

PART II
Item  5    Market for the Registrant's Units and Related Limited Partner Matters............     4
Item  6    Selected Financial Data..........................................................     5
Item  7    Management's Discussion and Analysis of Financial Condition and Results of
             Operations.....................................................................     7
Item  8    Financial Statements and Supplementary Data......................................     8
Item  9    Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure.....................................................................     8

PART III
Item 10    Directors and Executive Officers of the Registrant...............................     8
Item 11    Executive Compensation...........................................................     9
Item 12    Security Ownership of Certain Beneficial Owners and Management...................     9
Item 13    Certain Relationships and Related Transactions...................................     9

PART IV
Item 14    Exhibits, Financial Statement Schedules and Reports on Form 8-K
           Financial Statements and Financial Statement Schedules...........................    10
           Exhibits.........................................................................    10
           Reports on Form 8-K..............................................................    12
SIGNATURES..................................................................................    13

                                     PART I

Item 1. Business

General

   Prudential-Bache OptiMax Futures Fund, L.P. (the ``Registrant''), a Delaware limited partnership, was formed on July 12, 1990 and will terminate on December
31, 2010 unless terminated sooner under the provisions of the Agreement of Limited Partnership (the ``Partnership Agreement''), as amended. The Registrant was formed to engage in speculative trading of a portfolio consisting primarily of commodity futures, forward and options contracts. On February 15, 1991, the Registrant completed its offering of units and raised $64,000,000 of Class A units and $6,309,500 of Class B units from the sale of 633,563 Class A and 62,470 Class B units of limited partnership interest and 6,437 Class A and 625
Class B units of general partnership interest (the ``Class A Units'' and the ``Class B Units,'' and collectively, the ``Units'') which resulted in net proceeds to the Registrant of $68,609,503. The Registrant's fiscal year for book and tax purposes ends on December 31.

   Through March 31, 1996, the Registrant maintained two classes (each a
``Class'') of Units. At the inception of the Registrant, sixty percent of the net asset value of the Class A Units was allocated to commodities trading (the
``Class A Traded Assets''). As a protective device in conjunction with the letter of credit (see further discussion below), the remaining forty percent of the net asset value of the Class A Units was placed in reserve (the ``Reserve
Assets'') and was not committed to commodities trading until March 31, 1996 (the
``Capital Return Date'') at which time they became available for trading. One hundred percent of the net asset value of the Class B Units (``Class B Traded
Assets'') was committed to commodities trading. The Class A Traded Assets along with the Class B Traded Assets are referred to as the Registrant's ``Traded
Assets.'' Quarterly trading gains and losses were apportioned between the Class
A Traded Assets and the Class B Traded Assets based on the relative value of the Class A Traded Assets and the Class B Traded Assets to the Registrant's Traded
Assets as of the end of the previous quarter. Subject to certain limitations, limited partners had the option on a quarterly basis to exchange some or all of their units of one Class for units of the other Class (an ``Exchange'').

   An irrevocable letter of credit (``Letter of Credit'') was issued in favor of the Partnership by Citibank, N.A. (the ``Bank'') on February 15, 1991. The
Letter of Credit was intended to provide protection to the Class A limited partners against loss of their initial investment as of the Capital Return Date when the limited partners had the option to redeem their Class A Units and receive the greater of the then current net asset value per Class A Unit or 100% of their initial investment. The Letter of Credit expired on the Capital Return
Date (with no payment required by the Bank) and does not provide protection thereafter. The Reserve Assets held in connection with the Letter of Credit matured on April 1, 1996 and their proceeds were allocated evenly to Robert M.
Tamiso (``Tamiso'') and Hyman Beck & Company, Inc. (``Hyman Beck''), new independent commodities trading managers to the Partnership.

   On April 1, 1996, in conjunction with the expiration of the Letter of Credit and maturity of the Reserve Assets as discussed above, Seaport Futures
Management, Inc. (the ``General Partner'') merged the Class A Units and the
Class B Units in accordance with Article X, Section B(16) of the Partnership
Agreement into a newly created Class of Units called the OptiMax Units. Each
Class A Unit was exchanged into one new Optimax Unit and each Class B Unit was exchanged into .99467 new OptiMax Unit.

   All trading decisions for the Registrant are being made by Willowbridge
Associates Inc., Chesapeake Capital Corporation, Tamiso and Hyman Beck, independent commodity trading managers (the ``Trading Managers''). The general partner retains the authority to override trading instructions that violate the Registrant's trading policies.

   The Registrant is engaged solely in the business of commodity futures, forward and options trading; therefore, presentation of industry segment information is not applicable.


General Partner

   The general partner of the Registrant is Seaport Futures Management, Inc.
(the ``General Partner'') which is an affiliate of Prudential Securities
Incorporated (``PSI''), the Registrant's commodity broker. Both the General
Partner and PSI are wholly-owned subsidiaries of Prudential Securities Group
Inc. (``PSGI''). The General Partner is required to maintain at least a 1% interest in the Registrant as long as it is acting as the Registrant's general partner.

Competition

   The General Partner has formed and may continue to form various entities to engage in the speculative trading of futures, forward and options contracts which, in part, have certain of the same investment policies as the Registrant.

   The Registrant is a closed-end fund which does not currently, and does not intend in the future, to solicit the sale of additional units. As such, the Registrant does not compete with other entities to attract new fund participants. However, to the extent that the Trading Managers recommend similar or identical trades to the Registrant and other accounts which they manage, the Registrant may compete with those accounts for the execution of the same or similar trades.

Employees

   The Registrant has no employees. Management and administrative services for the Registrant are performed by the General Partner and its affiliates pursuant to the Partnership Agreement. See Notes A, C and D to the Registrant's annual report to limited partners for the year ended December 31, 1996 (``Registrant's
1996 Annual Report'') which is filed as an exhibit hereto.

Item 2. Properties

   The Registrant does not own or lease any property.

Item 3. Legal Proceedings

   There are no material legal proceedings pending by or against the Registrant or the General Partner.

Item 4. Submission of Matters to a Vote of Limited Partners

   None

                                    PART II

Item 5. Market for the Registrant's Units and Related Limited Partner Matters

   As of March 3, 1997, there were 995 holders of record owning 100,338.759
OptiMax Units which include 1,004.000 units of general partnership interest. A significant secondary market for the units has not developed, and it is not expected that one will develop in the future. There are also certain restrictions set forth in Article XIV of the Partnership Agreement limiting the ability of a partner to transfer units. The Partnership Agreement does, however, provide that a limited partner may only redeem its units as of the last business day of any full calendar quarter at the then current net asset value per unit reduced by each unit's pro rata portion of unamortized organizational costs.
Consequently, holders of units may not be able to liquidate their investments in the event of an emergency or any other reason.

   There are no material restrictions upon the Registrant's present or future ability to make distributions in accordance with the provisions of the Partnership Agreement. No distributions have been made since inception and no distributions are anticipated in the future.


Item 6. Selected Financial Data

   The following table presents selected financial data of the Registrant. This data should be read in conjunction with the financial statements of the Registrant and the notes thereto on pages 2 through 16 of the Registrant's 1996
Annual Report which is filed as an exhibit hereto.

   As more fully discussed in Item 1 Business, through March 31, 1996, limited partners owned Class A Units and/or Class B Units and, accordingly, separate financial data is presented for Class A Units and Class B Units through such date. On April 1, 1996, each Class A Unit was exchanged into one new OptiMax
Unit and each Class B Unit was exchanged into .99467 new OptiMax Unit.
Accordingly, all references to per unit data in prior periods have been restated. In accordance with the Partnership Agreement, combined financial statements for the Class A and Class B Units are presented in the ``Combined
Units'' columns and collectively, with the OptiMax Units, in the ``Total Units'' columns.


                                                Nine Months
                                                   ended               Three Months
                                                December 31,              ended                 Year ended
                                                    1996                March 31,              December 31,
                                                ------------               1996                    1996
                                                  OptiMax       --------------------------    --------------
                                                   Units          A Units        B Units       Total Units
                                                ------------    -----------    -----------    --------------
Net realized gain on commodity
  transactions...............................   $ 2,787,947     $   378,211     $  83,023      $  3,249,181
                                                ------------    -----------    -----------    --------------
                                                ------------    -----------    -----------    --------------
Change in net unrealized gain on open
  commodity positions........................   $    (1,118)    $  (308,169)    $ (67,647)     $   (376,934)
                                                ------------    -----------    -----------    --------------
                                                ------------    -----------    -----------    --------------
Commissions..................................   $   893,683     $   182,042     $  40,367      $  1,116,092
                                                ------------    -----------    -----------    --------------
                                                ------------    -----------    -----------    --------------
Management fees..............................   $   272,742     $    60,015     $  13,314      $    346,071
                                                ------------    -----------    -----------    --------------
                                                ------------    -----------    -----------    --------------
Incentive fees...............................   $   186,834     $        --     $      --      $    186,834
                                                ------------    -----------    -----------    --------------
                                                ------------    -----------    -----------    --------------
Net income (loss)............................   $ 1,651,464     $   (68,148)    $ (32,283)     $  1,551,033
                                                ------------    -----------    -----------    --------------
                                                ------------    -----------    -----------    --------------
Allocation of net income (loss)
  Limited partners...........................   $ 1,634,928     $   (65,441)    $ (30,998)     $  1,538,489
                                                ------------    -----------    -----------    --------------
                                                ------------    -----------    -----------    --------------
  General partner............................   $    16,536     $    (2,707)    $  (1,285)     $     12,544
                                                ------------    -----------    -----------    --------------
                                                ------------    -----------    -----------    --------------
Net income (loss) per weighted average
  unit.......................................   $     14.85     $      (.52)    $   (2.07)
                                                ------------    -----------    -----------
                                                ------------    -----------    -----------
Total assets.................................                                                  $ 15,537,123
                                                                                              --------------
                                                                                              --------------
Redemptions..................................   $ 2,196,879     $ 3,511,297     $ 253,459      $  5,961,635
                                                ------------    -----------    -----------    --------------
                                                ------------    -----------    -----------    --------------
Net asset value per OptiMax Unit.............                                                  $     142.51
                                                                                              --------------
                                                                                              --------------

                                                                  Year ended December 31, 1995
                                                            -----------------------------------------
                                                                                           Combined
                                                              A Units        B Units         Units
                                                            -----------    -----------    -----------
Net realized gain on commodity transactions..............   $ 1,997,178    $   453,270    $ 2,450,448
                                                            -----------    -----------    -----------
                                                            -----------    -----------    -----------
Change in net unrealized gain on open commodity
  positions..............................................   $  (427,620)   $   (96,372)   $  (523,992)
                                                            -----------    -----------    -----------
                                                            -----------    -----------    -----------
Commissions..............................................   $   766,777    $   174,102    $   940,879
                                                            -----------    -----------    -----------
                                                            -----------    -----------    -----------
Management fees..........................................   $   248,039    $    56,077    $   304,116
                                                            -----------    -----------    -----------
                                                            -----------    -----------    -----------
Incentive fees...........................................   $    41,789    $    12,677    $    54,466
                                                            -----------    -----------    -----------
                                                            -----------    -----------    -----------
Net income...............................................   $ 1,245,756    $   159,073    $ 1,404,829
                                                            -----------    -----------    -----------
                                                            -----------    -----------    -----------
Allocation of net income
  Limited partners.......................................   $ 1,201,035    $   153,387    $ 1,354,422
                                                            -----------    -----------    -----------
                                                            -----------    -----------    -----------
  General partner........................................   $    44,721    $     5,686    $    50,407
                                                            -----------    -----------    -----------
                                                            -----------    -----------    -----------
Net income per weighted average Unit.....................   $      8.40    $      8.70
                                                            -----------    -----------
                                                            -----------    -----------
Total assets.............................................   $17,831,277    $ 2,186,780    $20,018,057
                                                            -----------    -----------    -----------
                                                            -----------    -----------    -----------
Redemptions..............................................   $ 3,531,189    $   503,958    $ 4,035,147
                                                            -----------    -----------    -----------
                                                            -----------    -----------    -----------
Net asset value per Unit.................................   $    128.12    $    129.67    $    128.29
                                                            -----------    -----------    -----------
                                                            -----------    -----------    -----------

                                                                  Year ended December 31, 1994
                                                            -----------------------------------------
                                                                                           Combined
                                                              A Units        B Units         Units
                                                            -----------    -----------    -----------
Net realized loss on commodity transactions..............   $   (83,874)   $    (3,619)   $   (87,493)
                                                            -----------    -----------    -----------
                                                            -----------    -----------    -----------
Change in net unrealized gain on open commodity
  positions..............................................   $  (272,248)   $   (57,849)   $  (330,097)
                                                            -----------    -----------    -----------
                                                            -----------    -----------    -----------
Commissions..............................................   $   970,525    $   229,696    $ 1,200,221
                                                            -----------    -----------    -----------
                                                            -----------    -----------    -----------
Management fees..........................................   $   300,290    $    71,499    $   371,789
                                                            -----------    -----------    -----------
                                                            -----------    -----------    -----------
Incentive fees...........................................   $    58,690    $    19,015    $    77,705
                                                            -----------    -----------    -----------
                                                            -----------    -----------    -----------
Net loss.................................................   $(1,571,227)   $  (345,683)   $(1,916,910)
                                                            -----------    -----------    -----------
                                                            -----------    -----------    -----------
Allocation of net loss
  Limited partners.......................................   $(1,528,511)   $  (336,738)   $(1,865,249)
                                                            -----------    -----------    -----------
                                                            -----------    -----------    -----------
  General partner........................................   $   (42,716)   $    (8,945)   $   (51,661)
                                                            -----------    -----------    -----------
                                                            -----------    -----------    -----------
Net loss per weighted average Unit.......................   $     (8.80)   $    (14.81)
                                                            -----------    -----------
                                                            -----------    -----------
Total assets.............................................   $20,012,993    $ 2,693,915    $22,706,908
                                                            -----------    -----------    -----------
                                                            -----------    -----------    -----------
Redemptions..............................................   $ 4,560,017    $   656,030    $ 5,216,047
                                                            -----------    -----------    -----------
                                                            -----------    -----------    -----------
Net asset value per Unit.................................   $    119.54    $    120.52    $    119.65
                                                            -----------    -----------    -----------
                                                            -----------    -----------    -----------

                                                                  Year ended December 31, 1993
                                                            -----------------------------------------
                                                                                           Combined
                                                              A Units        B Units         Units
                                                            -----------    -----------    -----------
Net realized gain on commodity transactions..............   $ 8,455,784    $ 1,047,166    $ 9,502,950
                                                            -----------    -----------    -----------
                                                            -----------    -----------    -----------
Change in net unrealized gain on open commodity
  positions..............................................   $   128,680    $    (3,812)   $   124,868
                                                            -----------    -----------    -----------
                                                            -----------    -----------    -----------
Commissions..............................................   $ 2,522,002    $   289,511    $ 2,811,513
                                                            -----------    -----------    -----------
                                                            -----------    -----------    -----------
Management fees..........................................   $   803,887    $    92,558    $   896,445
                                                            -----------    -----------    -----------
                                                            -----------    -----------    -----------
Incentive fees...........................................   $ 1,253,063    $   158,748    $ 1,411,811
                                                            -----------    -----------    -----------
                                                            -----------    -----------    -----------
Net income...............................................   $ 5,575,955    $   541,657    $ 6,117,612
                                                            -----------    -----------    -----------
                                                            -----------    -----------    -----------
Allocation of net income
  Limited partners.......................................   $ 5,501,309    $   530,506    $ 6,031,815
                                                            -----------    -----------    -----------
                                                            -----------    -----------    -----------
  General partner........................................   $    74,646    $    11,151    $    85,797
                                                            -----------    -----------    -----------
                                                            -----------    -----------    -----------
Net income per weighted average Unit.....................   $     13.05    $     19.36
                                                            -----------    -----------
                                                            -----------    -----------
Total assets.............................................   $52,160,909    $ 3,486,430    $55,647,339
                                                            -----------    -----------    -----------
                                                            -----------    -----------    -----------
Redemptions..............................................   $33,187,449    $   884,602    $34,072,051
                                                            -----------    -----------    -----------
                                                            -----------    -----------    -----------
Net asset value per Unit.................................   $    127.73    $    134.92    $    128.55
                                                            -----------    -----------    -----------
                                                            -----------    -----------    -----------
                                                                  Year ended December 31, 1992
                                                            -----------------------------------------
                                                                                           Combined
                                                              A Units        B Units         Units
                                                            -----------    -----------    -----------
Net realized gain on commodity transactions..............   $ 7,241,690    $ 1,168,434    $ 8,410,124
                                                            -----------    -----------    -----------
                                                            -----------    -----------    -----------
Change in net unrealized gain on open commodity
  positions..............................................   $(2,842,357)   $  (519,566)   $(3,361,923)
                                                            -----------    -----------    -----------
                                                            -----------    -----------    -----------
Commissions..............................................   $ 2,527,494    $   374,461    $ 2,901,955
                                                            -----------    -----------    -----------
                                                            -----------    -----------    -----------
Management fees..........................................   $   793,317    $   117,988    $   911,305
                                                            -----------    -----------    -----------
                                                            -----------    -----------    -----------
Incentive fees...........................................   $   370,142    $    73,847    $   443,989
                                                            -----------    -----------    -----------
                                                            -----------    -----------    -----------
Net income...............................................   $ 2,993,099    $   133,528    $ 3,126,627
                                                            -----------    -----------    -----------
                                                            -----------    -----------    -----------
Allocation of net income
  Limited partners.......................................   $ 2,943,617    $   129,582    $ 3,073,199
                                                            -----------    -----------    -----------
                                                            -----------    -----------    -----------
  General partner........................................   $    49,482    $     3,946    $    53,428
                                                            -----------    -----------    -----------
                                                            -----------    -----------    -----------
Net income per weighted average Unit.....................   $      5.86    $      3.04
                                                            -----------    -----------
                                                            -----------    -----------
Total assets.............................................   $54,168,842    $ 3,921,990    $58,090,832
                                                            -----------    -----------    -----------
                                                            -----------    -----------    -----------
Redemptions..............................................   $12,600,433    $ 2,505,120    $15,105,553
                                                            -----------    -----------    -----------
                                                            -----------    -----------    -----------
Net asset value per Unit.................................   $    115.21    $    116.97    $    115.32
                                                            -----------    -----------    -----------
                                                            -----------    -----------    -----------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   This information is incorporated by reference to pages 17 through 19 of the Registrant's 1996 Annual Report which is filed as an exhibit hereto.

Item 8. Financial Statements and Supplementary Data

   The financial statements are incorporated by reference to pages 2 through 16 of the Registrant's 1996 Annual Report which is filed as an exhibit hereto.

   Supplementary data specified by Item 302 of Regulation S-K (selected quarterly financial data) is not applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   Reference is made to the Registrant's Current Report on Form 8-K dated May 14, 1996, as filed with the Securities and Exchange Commission on May 16, 1996 regarding the change in the Registrant's certifying accountant from Deloitte & Touche LLP to Price Waterhouse LLP.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

   There are no directors or executive officers of the Registrant. The Registrant is managed by the General Partner.

   The General Partner's directors and executive officers, and any persons holding more than ten percent of the Registrant's units (``Ten Percent Owners'') are required to report their initial ownership of such units and any subsequent changes in that ownership to the Securities and Exchange Commission on Forms 3, 4 or 5. Such executive officers, directors and Ten Percent Owners are required by Securities and Exchange Commission regulations to furnish the Registrant with copies of all Forms 3, 4 and 5 they file. All of these filing requirements were satisfied on a timely basis. In making these disclosures, the Registrant has relied solely on written representations of the General Partner's directors and executive officers or copies of the reports that they have filed with the Securities and Exchange Commission during and with respect to its most recent fiscal year.

   The directors and executive officers of Seaport Futures Management, Inc. and their positions with respect to the Registrant are as follows:

            Name                                      Position
James M. Kelso                  President and Director
Barbara J. Brooks               Treasurer and Chief Financial Officer
Steven Carlino                  Vice President and Chief Accounting Officer
A. Laurence Norton, Jr.         Director
Guy S. Scarpaci                 Director

   JAMES M. KELSO, age 42, is the President and a Director of Seaport Futures Management, Inc. He is a Senior Vice President of Futures Administration of PSI. He is also the President and a Director of Prudential Securities Futures Management Inc. and serves in various capacities for other affiliated companies. He has held several positions within PSI since July 1981.

   BARBARA J. BROOKS, age 48, is the Treasurer and Chief Financial Officer of Seaport Futures Management, Inc. She is a Senior Vice President of PSI. She is also the Treasurer and Chief Financial Officer of Prudential Securities Futures Management Inc. and serves in various capacities for other affiliated companies. She has held several positions within PSI since April 1983. Ms. Brooks is a certified public accountant.

   STEVEN CARLINO, age 33, is a Vice President of Seaport Futures Management, Inc. He is a First Vice President of PSI. He is also a Vice President of Prudential Securities Futures Management Inc. and serves in various capacities for other affiliated companies. Prior to joining PSI in October 1992, he was with Ernst & Young for six years. Mr. Carlino is a certified public accountant.

  A. LAURENCE NORTON, JR., age 58, is a Director of Seaport Futures Management, Inc. He is an Executive Vice President of PSI and head of its Futures Division. He is also a Director of Prudential Securities

Futures Management Inc. Most recently, he held the position of Executive Director of Retail Development and Retail Strategies at Prudential Securities Incorporated. Prior to joining PSI in 1991, Mr. Norton was a Senior Vice President and Branch Manager of Shearson Lehman Brothers.

  GUY S. SCARPACI, age 50, is a Director of Seaport Futures Management, Inc. He is a First Vice President of the Futures Division of PSI. He is also a Director of Prudential Securities Futures Management Inc. Mr. Scarpaci has been employed by PSI in positions of increasing responsibility since August 1974.

  There are no family relationships among any of the foregoing directors or executive officers. All of the foregoing directors and/or executive officers have indefinite terms.

Item 11. Executive Compensation

   The Registrant does not pay or accrue any fees, salaries or any other form of compensation to directors and officers of the General Partner for their services. Certain directors and officers of the General Partner receive compensation from affiliates of the General Partner, not from the Registrant, for services performed for various affiliated entities, which may include services performed for the Registrant; however, the General Partner believes that any compensation attributable to services performed for the Registrant is immaterial. (See also Item 13, Certain Relationships and Related Transactions, for information regarding compensation to the General Partner.)

Item 12. Security Ownership of Certain Beneficial Owners and Management

   As of March 3, 1997, no director or officer of the General Partner owns directly or beneficially any interest in the voting securities of the General Partner.

   As of March 3, 1997, no director or officer of the General Partner owns directly or beneficially any of the units issued by the Registrant.

   As of March 3, 1997, one owner of limited partnership units beneficially owns more than five percent (5%) of the limited partnership units of the Registrant as follows:

                                 Name and Address                  Amount
                                        of                     and Nature of            Percent of
     Title of Class              Beneficial Owner           Beneficial Ownership           Class
------------------------     ------------------------     ------------------------      -----------
Units of Limited             Dr. Hugo Rene Gonzalez            7,360 OptiMax Units          7%
Partnership Interest         13125 East Freeway
                             Houston, Texas
                             77015-5803

Item 13. Certain Relationships and Related Transactions

   The Registrant has and will continue to have certain relationships with the General Partner and its affiliates. However, there have been no direct financial transactions between the Registrant and the directors or officers of the General Partner.

   Reference is made to Notes A, C and D to the financial statements of the Registrant's 1996 Annual Report which is filed as an exhibit hereto, which identify the related parties and discuss the services provided by these parties and the amounts paid or payable for their services.

                                    PART IV

                                                                                          Page in
                                                                                       Annual Report
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
(a)      1. Financial Statements and Reports of Independent
            Accountants--Incorporated by reference to the Registrant's 1996 Annual
            Report which is filed as an exhibit hereto

            Reports of Independent Accountants:

            Report of Independent Accountants as of December 31, 1996 and for the
            year then ended                                                                  2

            Independent Auditors' Report as of December 31, 1995 and for the years
            ended December 31, 1995 and 1994                                                2A

            Financial Statements:

            Statements of Financial Condition--December 31, 1996 and 1995                    3

            Statements of Operations--Three years ended December 31, 1996                    5

            Schedule to Statements of Operations--Three years ended December 31,
            1996                                                                             6

            Statements of Changes in Partners' Capital--Three years ended December
            31, 1996                                                                         8

            Notes to Financial Statements                                                    9

         2. Financial Statement Schedules

            All schedules have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

         3. Exhibits

            Description:

1.1         Underwriting Agreement, dated November 5, 1990, between the Registrant,
            Seaport Futures Management, Inc. and Prudential-Bache Securities Inc.
            (incorporated by reference to Exhibit 1.1 of the Registrant's Annual
            Report to Limited Partners for the year ended December 31, 1990 on Form
            10-K)

3.1         Agreement of Limited Partnership of the Registrant, dated as of
and         November 5, 1990, as amended (incorporated by reference to Exhibit A to
4.1         the Registrant's Registration Statement on Form S-1, File No. 33-36216)

4.2         Subscription Agreement (incorporated by reference to Exhibit E to the
            Registrant's Registration Statement on Form S-1, File No. 33-36216)

4.3 Request for Redemption (incorporated by reference to Exhibit B to the Registrant's Registration Statement on Form S-1, File No. 33-36216)

4.4 Request for Exchange (incorporated by reference to Exhibit B to the Registrant's Registration Statement on Form S-1, File No. 33-36216)

10.1        Escrow Agreement, dated November 5, 1990 among the Registrant, Seaport
            Futures Management, Inc., Prudential-Bache Securities Inc. and Bankers
            Trust Company (incorporated by reference to Exhibit 10.1 of the Registrant's Annual Report to Limited Partners on Form 10-K for the year ended December 31, 1990)

10.2        Brokerage Agreement dated February 15, 1991 between the Registrant and
            Prudential-Bache Securities Inc. (incorporated by reference to Exhibit
            10.2 of the Registrant's Annual Report to Limited Partners on Form 10-K
            for the year ended December 31, 1990)

10.3        Advisory Agreement dated November 5, 1990 among the Registrant, Seaport
            Futures Management, Inc., Campbell & Company Management, Inc., Chesa-
            peake Capital Corporation and Reynwood Trading Corporation
            (incorporated by reference to Exhibit 10.3 of the Registrant's Annual
            Report to Limited Partners on Form 10-K for the year ended December 31,
            1990)

10.5        Representation Agreement Concerning the Registration Statement and the
            Prospectus, dated November 5, 1990 among the Registrant, Seaport
            Futures Management, Inc., Prudential-Bache Securities Inc., Campbell &
            Company, Inc., Chesapeake Capital Corporation and Reynwood Trading
            Corporation (incorporated by reference to Exhibit 10.5 of the Registrant's Annual Report to Limited Partners on Form 10-K for the year ended December 31, 1990)

10.6        Net Worth Agreement, dated November 5, 1990 between Seaport Futures
            Management, Inc. and Prudential Securities Group Inc. (incorporated by reference to Exhibit 10.6 of the Registrant's Annual Report to Limited
            Partners on Form 10-K for the year ended December 31, 1990)

10.7        Letter of Credit and Reimbursement Agreement dated November 5, 1990 be-
            tween the Registrant, Seaport Futures Management, Inc., Prudential
            Securities Group Inc. and Citibank, N.A. (incorporated by reference to
            Exhibit 10.7 of the Registrant's Annual Report to Limited Partners on
            Form 10-K for the year ended December 31, 1990)

10.8 Secured Demand Note Collateral Agreement dated February 15, 1991 between Seaport Futures Management, Inc. and Prudential Securities
            Group Inc. (incorporated by reference to Exhibit 10.8 of the Registrant's Annual Report to Limited Partners on Form 10-K for the year ended December 31, 1990)

10.9        Amendment No. 1 to Letter of Credit and Reimbursement Agreement dated
            March 28, 1991 between the Registrant, Seaport Futures Management,
            Inc., Prudential Securities Group Inc. and Citibank, N.A. (incorporated by reference to Exhibit 10 of the Quarterly Report on Form 10-Q for the
            period ended March 31, 1993)

10.10       Amendment No. 2 to Letter of Credit and Reimbursement Agreement dated
            April 15, 1993 between the Registrant, Citibank, N.A., Seaport Futures
            Management, Inc. and Prudential Securities Group Inc. (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form
            10-Q for the period ended March 31, 1993)

10.11       Addendum to Advisory Agreement dated December 1, 1994 between the
            Registrant, Seaport Futures Management, Inc. and Chesapeake Capital
            Corporation (incorporated by reference to Exhibit 10.11 of the Registrant's Quarterly Report on Form 10-Q for the period ended June
            30, 1995)

10.12       Advisory Agreement dated July 17, 1995 between the Registrant, Seaport
            Futures Management, Inc. and Willowbridge Associates Inc. (incorporated by reference to Exhibit 10.12 of the Registrant's Quarterly Report on
            Form 10-Q for the period ended June 30, 1995)

10.13       Advisory Agreement dated April 1, 1996 between the Registrant, Seaport
            Futures Management, Inc. and Robert M. Tamiso (incorporated by reference to Exhibit 10.13 of the Registrant's Quarterly Report on Form
            10-Q for the period ended March 31, 1996)

10.14       Advisory Agreement dated April 1, 1996 between the Registrant, Seaport
            Futures Management, Inc. and Hyman Beck & Company, Inc. (incorporated by reference to Exhibit 10.14 of the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1996)

10.15       Form of Foreign Currency Addendum to Brokerage Agreement between the
            Registrant and Prudential Securities Incorporated (incorporated by reference to Exhibit 10.15 of the Registrant's Quarterly Report on Form
            10-Q for the period ended March 31, 1996)

13 Registrant's 1996 Annual Report (with the exception of the information and data incorporated by reference in Items 7 and 8 of this Annual
            Report on Form 10-K, no other information or data appearing in the Registrant's 1996 Annual Report is to be deemed filed as part of this report) (filed herewith)

16.1        Letter dated May 15, 1996 from Deloitte & Touche LLP to the Securities and Exchange Commission regarding change in certifying accountant
            (incorporated by reference to Exhibit 16.1 of the Registrant's Current
            Report on Form 8-K dated May 14, 1996)
27          Financial Data Schedule (filed herewith)
(b)         Reports on Form 8-K

            No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Prudential-Bache OptiMax Futures Fund, L.P.
By: Seaport Futures Management, Inc.
    A Delaware corporation, General Partner
    By: /s/ Steven Carlino                                 Date: March 27, 1997
    ----------------------------------------------
    Steven Carlino
    Vice President and Chief Accounting Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities (with respect to the General Partner) and on the dates indicated.

By: Seaport Futures Management, Inc.
    A Delaware corporation, General Partner
     By: /s/ James M. Kelso                                Date: March 27, 1997
     ---------------------------------------------------
     James M. Kelso
     President and Director
     By: /s/ Barbara J. Brooks                             Date: March 27, 1997
     ---------------------------------------------------
     Barbara J. Brooks
     Treasurer and Chief Financial Officer
     By: /s/ Steven Carlino                                Date: March 27, 1997
     ---------------------------------------------------
     Steven Carlino
     Vice President
     By: /s/ A. Laurence Norton, Jr.                        Date: March 27, 1997
     ----------------------------------------------------
     A. Laurence Norton, Jr.
     Director
     By: /s/ Guy S. Scarpaci                                Date: March 27, 1997
     ----------------------------------------------------
     Guy S. Scarpaci
     Director