Form 10-Q
period 1997-03-31
PRUDENTIAL BACHE OPTIMAX FUTURES FUND LP
filed 1997-05-15
CIK 866533

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 1997

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number: 0-19805

                  PRUDENTIAL-BACHE OPTIMAX FUTURES FUND, L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

Delaware                                        13-3577395
--------------------------------------------------------------------------------
(State or other jurisdiction
of incorporation or organization)    (I.R.S. Employer Identification No.)

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                         March 31,      December 31,
                                                                           1997             1996
----------------------------------------------------------------------------------------------------
ASSETS
Equity in commodity trading accounts:
Cash                                                                    $ 3,543,018     $ 3,794,460
U.S. Treasury bills, at amortized cost                                   11,686,024      11,147,656
Net unrealized gain on open commodity positions                             937,348         558,306
Options, at market, net                                                      13,558          36,701
                                                                        -----------     ------------
Total assets                                                            $16,179,948     $15,537,123
                                                                        -----------     ------------
                                                                        -----------     ------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Redemptions payable                                                     $   291,102     $   965,306
Incentive fees payable                                                      268,361          97,630
Accrued expenses                                                            128,034         141,854
Management fees payable                                                      31,978          30,821
Other transaction fees payable                                                2,604           2,511
                                                                        -----------     ------------
Total liabilities                                                           722,079       1,238,122
                                                                        -----------     ------------
Commitments
Partners' capital
Limited partners (97,499.132 and 99,334.759 OptiMax Units
  outstanding)                                                           15,303,262      14,155,921
General partner (985 and 1,004 OptiMax Units outstanding)                   154,607         143,080
                                                                        -----------     ------------
Total partners' capital                                                  15,457,869      14,299,001
                                                                        -----------     ------------
Total liabilities and partners' capital                                 $16,179,948     $15,537,123
                                                                        -----------     ------------
                                                                        -----------     ------------
Net asset value per limited and general partnership units (the
'OptiMax Units')                                                        $    156.96     $    142.51
                                                                        -----------     ------------
                                                                        -----------     ------------
----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

                  PRUDENTIAL-BACHE OPTIMAX FUTURES FUND, L.P.
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                              Class A          Class B         Combined
                                          OptiMax Units        Units            Units            Units
                                          -------------    -------------    -------------    -------------
                                          Three months              Three months             Three months
                                              ended                    ended                     ended
                                            March 31,                March 31,                 March 31,
                                              1997                      1996                     1996
-------------------------------------------------------    -----------------------------------------------
REVENUES
Net realized gain on commodity
  transactions                            $   1,629,245    $     378,211     $    83,023     $    461,234
Change in net unrealized gain on open
  commodity positions                           409,133         (308,169)        (67,647)        (375,816 )
Interest from U.S. Treasury bills               143,437           91,965          20,430          112,395
Change in net unrealized gain on
  reserve assets                                     --          (44,012)             --          (44,012 )
Interest from reserve assets                         --          147,823              --          147,823
Realized gain on reserve assets                      --            2,149              --            2,149
                                          -------------    -------------    -------------    -------------
                                              2,181,815          267,967          35,806          303,773
                                          -------------    -------------    -------------    -------------
EXPENSES
Commissions                                     305,310          182,042          40,367          222,409
Other transaction fees                           12,040           17,037           3,739           20,776
Letter of credit fees                                --           36,621              --           36,621
Management fees                                  93,605           60,015          13,314           73,329
Incentive fees                                  268,361               --              --               --
General and administrative                       52,529           37,542          10,323           47,865
Amortization of organizational costs                 --            2,858             346            3,204
                                          -------------    -------------    -------------    -------------
                                                731,845          336,115          68,089          404,204
                                          -------------    -------------    -------------    -------------
Net income (loss)                         $   1,449,970    $     (68,148)    $   (32,283)    $   (100,431 )
                                          -------------    -------------    -------------    -------------
                                          -------------    -------------    -------------    -------------
ALLOCATION OF NET INCOME (LOSS)
Limited partners                          $   1,435,461    $     (65,441)    $   (30,998)    $    (96,439 )
                                          -------------    -------------    -------------    -------------
                                          -------------    -------------    -------------    -------------
General partner                           $      14,509    $      (2,707)    $    (1,285)    $     (3,992 )
                                          -------------    -------------    -------------    -------------
                                          -------------    -------------    -------------    -------------
NET INCOME (LOSS) PER WEIGHTED AVERAGE
LIMITED AND GENERAL PARTNERSHIP UNIT
Net income (loss) per weighted average
  limited and general partnership unit    $       14.45    $        (.52)    $     (2.07)
                                          -------------    -------------    -------------
                                          -------------    -------------    -------------
Weighted average number of limited and
  general partnership units outstanding     100,338.759      130,224.001      15,619.348
                                          -------------    -------------    -------------
                                          -------------    -------------    -------------
----------------------------------------------------------------------------------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                              OPTIMAX         LIMITED       GENERAL
                                               UNITS         PARTNERS       PARTNER         TOTAL
----------------------------------------------------------------------------------------------------
Partners' capital--December 31, 1996        100,338.759     $14,155,921     $143,080     $14,299,001
Net income                                           --       1,435,461      14,509        1,449,970
Redemptions                                  (1,854.627)       (288,120)     (2,982 )       (291,102)
                                            -----------     -----------     --------     -----------
Partners' capital--March 31, 1997            98,484.132     $15,303,262     $154,607     $15,457,869
                                            -----------     -----------     --------     -----------
                                            -----------     -----------     --------     -----------
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

                  PRUDENTIAL-BACHE OPTIMAX FUTURES FUND, L.P.
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Prudential-Bache OptiMax Futures Fund, L.P. (the 'Partnership') as of March 31, 1997 and the results of its operations for the three months ended March 31, 1997 and 1996. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

   Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1996 ('Annual Report').

   Through March 31, 1996, limited partners owned Class A Units and/or Class B Units and, accordingly, separate financial statements are presented for Class A Units and Class B Units through such date. In accordance with the Partnership Agreement, combined financial statements for the Class A and Class B Units are presented in the 'Combined Units' columns.

   On March 31, 1996, the Partnership's letter of credit expired. Additionally, the assets held in reserve ('Reserve Assets') in connection with the letter of credit matured on April 1, 1996 and their proceeds were allocated to commodities trading.

   Also on April 1, 1996, Seaport Futures Management, Inc. (the 'General Partner') merged the Class A Units and the Class B Units in accordance with
Article X, Section B(16) of the Partnership Agreement into a newly created Class of Units called the OptiMax Units. Each Class A Unit was exchanged into one new OptiMax Unit and each Class B Unit was exchanged into .99467 new OptiMax Unit. Accordingly, all references in the financial statements to outstanding units and per unit data in prior periods have been restated to reflect the merger.

   Prior to April 1, 1996, trading gains and losses and expenses (other than those expenses that were particular to Class A Units) were allocated between the Class A Units and Class B Units based upon the pro rata portion of the Partnership's traded assets to each Class. The allocation was adjusted quarterly to take into account the effect of redemptions. The quarterly allocation between the Class A Units and Class B Units was 82% and 18%, respectively, during the three months ended March 31, 1996.

   Certain balances from prior periods have been reclassified to conform with the current period's financial statement presentation.

B. Related Parties

   The General Partner and its affiliates perform services for the Partnership which include, but are not limited to: brokerage services; accounting and financial management; registrar, transfer and assignment functions; investor communications; printing services and other administrative services.

The costs incurred for these services were:

                                                                                              COMBINED
                                         OPTIMAX UNITS    CLASS A UNITS    CLASS B UNITS        UNITS
                                         -------------    -------------    -------------    -------------
                                         Three months              Three months             Three months
                                             ended                    ended                     ended
                                           March 31,                March 31,                 March 31,
                                             1997                      1996                     1996
------------------------------------------------------    -----------------------------------------------
Commissions                                $ 305,310        $ 182,042        $  40,367        $ 222,409
Letter of credit fees                             --            8,138               --            8,138
General and administrative                    28,897           19,281            5,631           24,912
                                         -------------    -------------    -------------    -------------
                                           $ 334,207        $ 209,461        $  45,998        $ 255,459
                                         -------------    -------------    -------------    -------------
                                         -------------    -------------    -------------    -------------

   Expenses payable to the General Partner and its affiliates (which are included in accrued expenses) were $51,558 and $62,525 as of March 31, 1997 and December 31, 1996, respectively.

   The Partnership maintains its trading and cash accounts at Prudential Securities Incorporated ('PSI'), the Partnership's commodity broker and an affiliate of the General Partner. Approximately seventy-five percent (75%) of the Partnership's net assets are invested in interest-earning U.S. Treasury obligations (primarily U.S. Treasury bills), a significant portion of which is utilized for margin purposes for the Partnership's commodity trading activities. As described in the Annual Report, all commissions for brokerage services are paid to PSI.

   In connection with the Partnership's interbank transactions, PSI engages in foreign currency forward transactions with the Partnership and an affiliate of PSI who, as principal, attempts to earn a profit on the bid-ask spreads (which must be competitive) on any foreign currency forward transactions entered into between the Partnership and PSI, on the one hand, and PSI and such affiliate on the other. In connection with its trading of foreign currencies in the interbank market, PSI may arrange bank lines of credit at major international banks. To the extent such lines of credit are arranged, PSI does not charge the Partnership for maintaining such lines of credit, but requires margin deposits with respect to forward contract transactions.

   Additionally, the Partnership's Reserve Assets consisted of an 8.17% GIC which matured on April 1, 1996 with The Prudential Asset Management Company, Inc., an affiliate of the General Partner.

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

   The General Partner attempts to minimize both credit and market risks by requiring the Partnership's trading managers to abide by various trading limitations and policies. The General Partner monitors compliance with these trading limitations and policies which include, but are not limited to, executing and clearing all trades with creditworthy counterparties (currently PSI is the sole counterparty or broker); limiting the amount of margin or premium required for any one commodity or all commodities combined; and generally limiting transactions to contracts which are traded in sufficient volume to permit the taking and liquidating of positions. The General Partner may impose additional restrictions (through modifications of such trading limitations and policies) upon the trading activities of the trading managers as it, in good faith, deems to be in the best interests of the Partnership.

   PSI, when acting as the Partnership's futures commission merchant in accepting orders for the purchase or sale of domestic futures and options contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to the Partnership all assets of the Partnership relating to domestic futures and options trading and is not to commingle such assets with other assets of PSI. At March 31, 1997 and December 31, 1996, such segregated assets totalled $7,976,288 and $7,464,278, respectively. Part 30.7 of the CFTC regulations also requires PSI to secure assets of the Partnership related to foreign futures and options trading which totalled $8,254,271 and $7,837,283 at March 31, 1997 and December 31, 1996, respectively. There are no segregation requirements for assets related to forward trading.

   As of March 31, 1997 and December 31, 1996, all open futures, forward and options contracts mature within one year.

   At March 31, 1997 and December 31, 1996, gross contract amounts of open futures, forward and options contracts were:

                                               March 31,        December 31,
                                                 1997               1996
                                             -------------      ------------
Financial Futures and Options Contracts:
  Commitments to purchase                    $   5,095,860      $59,731,780
  Commitments to sell                        $ 205,201,398      $10,663,117
Currency Futures and Options Contracts:
  Commitments to purchase                    $   2,024,546      $ 4,367,551
  Commitments to sell                        $   5,402,733      $ 5,391,289
Currency Forward Contracts:
  Commitments to purchase                    $   9,987,748      $19,229,072
  Commitments to sell                        $  11,754,191      $19,694,712
Other Futures and Options Contracts:
  Commitments to purchase                    $  11,780,478      $ 2,695,541
  Commitments to sell                        $   1,669,980      $ 3,903,333

   The gross contract amounts represent the Partnership's potential involvement in a particular class of financial instrument (if it were to take or make delivery on an underlying futures, forward or options contract). The gross contract amounts significantly exceed the future cash requirements as the Partnership intends to close out open positions prior to settlement and thus is generally subject only to the risk of loss arising from the change in the value of the contracts. As such, the Partnership considers the 'fair value' of its futures, forward and options contracts to be the net unrealized gain or loss on the contracts (plus premiums on options). Thus, the amount at risk associated with counterparty nonperformance of all contracts is the net unrealized gain included in the statements of financial condition. The market risk associated with the Partnership's commitments to purchase commodities is limited to the gross contract amounts involved, while the market risk associated with its commitments to sell is unlimited since the Partnership's potential involvement is to make delivery of an underlying commodity at the contract price; therefore, it must repurchase the contract at prevailing market prices.

   At March 31, 1997 and December 31, 1996, respectively, the fair values of futures, forward and options contracts were:

                                             March 31, 1997              December 31, 1996
                                       --------------------------     ------------------------
                                               Fair Value                    Fair Value
                                       --------------------------     ------------------------
                                         Assets       Liabilities      Assets      Liabilities
                                       ----------     -----------     --------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                         $  260,569      $       --     $  2,587      $   21,181
     Currencies                            30,371          32,518      138,623           2,143
     Other                                392,230          56,589       88,437          22,665
  Foreign exchanges
     Financial                            132,726          53,366      110,601          28,084
     Other                                332,137          17,601       82,373          25,804
Forward Contracts:
     Currencies                           101,894         152,505      308,705          73,143
Options Contracts:
  Domestic exchanges
     Financial                                 --              --       12,500           3,093
     Currencies                                --              --       12,922              --
     Other                                 13,558              --        3,280              --
  Foreign exchanges
     Financial                                 --              --       11,092              --
                                       ----------     -----------     --------     -----------
                                       $1,263,485      $  312,579     $771,120      $  176,113
                                       ----------     -----------     --------     -----------
                                       ----------     -----------     --------     -----------

   The following table presents the average fair value of futures, forward and options contracts during the three months ended March 31, 1997 and 1996, respectively.

                                                     For the three months ended
                                       -------------------------------------------------------
                                             March 31, 1997                March 31, 1996
                                       --------------------------     ------------------------
                                           Average Fair Value            Average Fair Value
                                       --------------------------     ------------------------
                                         Assets       Liabilities      Assets      Liabilities
                                       ----------     -----------     --------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                         $   88,061      $   11,461     $ 99,831      $   40,775
     Currencies                           186,115          14,986       95,926          11,912
     Other                                245,592          48,766      470,998          87,594
  Foreign exchanges
     Financial                            168,150          50,604      147,811          19,903
     Other                                219,925          22,035       33,274          47,336
Forward Contracts:
     Currencies                           712,157         114,752           --              --
Options Contracts:
  Domestic exchanges
     Financial                              3,125             773        5,125              --
     Currencies                             3,764              --           --              --
     Other                                  5,749              --        7,434              --
  Foreign exchanges
     Financial                              2,998              --           --              --
     Other                                    213              --           --              --
                                       ----------     -----------     --------     -----------
                                       $1,635,849      $  263,377     $860,399      $  207,520
                                       ----------     -----------     --------     -----------
                                       ----------     -----------     --------     -----------

   The following table presents the net realized gains (losses) and the change in net unrealized gains/losses of futures, forward and options contracts during the three months ended March 31, 1997 and 1996, respectively.

                            For the three months ended March 31, 1997            For the three months ended March 31, 1996
                         ------------------------------------------------     -----------------------------------------------
                                              Change in                                            Change in
                          Net Realized      Net Unrealized                     Net Realized      Net Unrealized
                         Gains (Losses)      Gains/Losses        Total        Gains (Losses)      Gains/Losses        Total
                         --------------     --------------     ----------     --------------     --------------     ---------
Futures Contracts:
  Domestic exchanges
    Financial              $ (232,189)        $  279,163       $   46,974        $164,112          $    9,946       $ 174,058
    Currencies                108,653           (138,627)         (29,974)        (27,251)             92,521          65,270
    Other                     313,330            269,869          583,199         426,522            (339,403)         87,119
  Foreign exchanges
    Financial                 128,798             (3,157)         125,641         (78,587)           (138,719)       (217,306)
    Other                      61,318            257,967          319,285          19,381               1,165          20,546
Forward Contracts:
    Currencies              1,259,827           (286,173)         973,654              --                  --              --
Options Contracts:
  Domestic exchanges
    Financial                  69,406            (10,424)          58,982         (22,453)                 --         (22,453)
    Currencies                (30,780)             5,967          (24,813)             --                  --              --
    Other                     (11,145)            25,367           14,222         (13,065)             (1,326)        (14,391)
  Foreign exchanges
    Financial                 (36,877)            11,798          (25,079)             --                  --              --
    Other                      (1,096)            (2,617)          (3,713)         (7,425)                 --          (7,425)
                         --------------     --------------     ----------     --------------     --------------     ---------
                           $1,629,245         $  409,133       $2,038,378        $461,234          $ (375,816)      $  85,418
                         --------------     --------------     ----------     --------------     --------------     ---------
                         --------------     --------------     ----------     --------------     --------------     ---------

D. Subsequent Event

   As of May 1, 1997, Chesapeake Capital Corporation ('Chesapeake') ceased to serve as a trading advisor to the Partnership. All assets previously managed by Chesapeake were allocated to Eagle Trading Systems, Inc. ('Eagle') pursuant to their Eagle-Global System trading program. The monthly management fee paid to Eagle will equal 1/6 of 1% (a 2% annual rate) of its traded assets as compared to 1/5 of 1% (a 2.5% annual rate) paid to Chesapeake. The quarterly incentive fees paid to Eagle will equal 23% of the New High Net Trading Profits (as defined in the Advisory Agreement between the Partnership, the General Partner and Eagle) as compared to 20% of the New High Net Trading Profits paid to Chesapeake.

                  PRUDENTIAL-BACHE OPTIMAX FUTURES FUND, L.P.
                            (a limited partnership)
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   The Partnership commenced operations on February 15, 1991 with gross proceeds of $70,309,500. After accounting for organizational and offering expenses, the Partnership's net proceeds were $62,452,578 for Class A Units and $6,156,925 for Class B Units. At the inception of the Partnership, sixty percent of the initial net proceeds of the Class A Units and one hundred percent of the initial net proceeds of the Class B Units were allocated to trading activity ('Traded Assets'). The remaining forty percent of the initial net proceeds of the Class A Units was placed in reserve and invested in investment grade interest-bearing obligations ('Reserve Assets').

   On March 31, 1996, the Partnership's letter of credit expired. Additionally, the Reserve Assets matured on April 1, 1996 and the resulting proceeds were allocated for commodities trading. As such, 100% of the Partnership's net assets are currently allocated to commodities trading. Also, on April 1, 1996, in conjunction with the expiration of the letter of credit and maturity of the Reserve Assets, the General Partner merged the Class A Units and the Class B Units in accordance with Article X, Section B(16) of the Partnership Agreement into a newly created Class of Units called the OptiMax Units. Each Class A Unit was exchanged into one new OptiMax Unit and each Class B Unit was exchanged into
 .99467 new OptiMax Unit.

   As of March 31, 1997, a significant portion of the Partnership's net assets was held in U.S. Treasury bills (which represented approximately 74% of the net assets prior to redemptions payable) and cash, which are used as margin for the Partnership's trading in commodities. Inasmuch as the sole business of the Partnership is to trade in commodities, the Partnership continues to own such liquid assets to be used as margin. The percentage that U.S. Treasury bills bears to the net assets varies each day, and from month to month, as the market value of commodity interests change. The balance of the total net assets is held in cash. All interest earned on the Partnership's interest-bearing funds is paid to the Partnership.

   The commodities contracts are subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, commodity exchanges limit fluctuations in commodity futures contract prices during a single day by regulations referred to as 'daily limits.' During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract for a particular commodity has increased or decreased by an amount equal to the daily limit, positions in the commodity can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Commodity futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Such market conditions could prevent the Partnership from promptly liquidating its commodity futures positions.

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

   The Partnership does not have, nor does it expect to have, any capital assets.

   Redemptions by limited partners and the General Partner recorded for the three months ended March 31, 1997 were $288,120 and $2,982, respectively, and from commencement of operations, February 15, 1991, through March 31, 1997 totalled $71,825,503 (including $771,280 General Partner redemptions). Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   In accordance with the Agreement of Limited Partnership, if the Partnership's net asset value declines below $10 million, the Partnership will dissolve.

   As of May 1, 1997, Chesapeake ceased to serve as a trading advisor to the Partnership. All assets previously managed by Chesapeake were allocated to Eagle pursuant to their Eagle-Global System trading program. The monthly management fee paid to Eagle will equal 1/6 of 1% (a 2% annual rate) of its traded assets as compared to 1/5 of 1% (a 2.5% annual rate) paid to Chesapeake. The quarterly incentive fees paid to Eagle will equal 23% of the New High Net Trading Profits (as defined in the Advisory Agreement between the Partnership, the General Partner and Eagle) as compared to 20% of the New High Net Trading Profits paid to Chesapeake.

Results of Operations

   The net asset value per OptiMax Unit as of March 31, 1997 was $156.96, an increase of 10.14% from the December 31, 1996 value of $142.51.

   January's positive performance resulted from gains in the currency, metal, stock index, soft and grain sectors. The energy, financial and meat sectors incurred losses. In the currency sector, the U.S. dollar continued its relentless rise, nearly reaching a four-year high versus the Japanese yen and a two and one-half year high versus the German mark and Swiss franc. The German mark, Japanese yen, Swiss franc, Australian dollar, French franc, Italian lira and Malaysian riggets posted gains. In the metal sector, gold prices retreated further on moderate worldwide inflation data and fear that European central banks would sell gold in order to boost their economies to meet Maastricht requirements for 1999. Gold, aluminum, zinc and platinum positions were profitable. In the stock index sector, Nikkei, CAC 40 and DTB positions benefited the Partnership as the Nikkei dropped sharply during the month. In the soft sector, coffee positions posted profits as a dock workers' strike in Colombia and heavy rains threatened a weak crop in Brazil pushing coffee prices to contract highs. In the energy sector, heating oil, light crude, natural and unleaded gas positions experienced losses. In the financial sector, losses were incurred in Eurodollar, U.S. and Australian bond positions.

   February's positive performance resulted from gains in the soft, currency, metal, grain, financial, stock index and meat sectors. The energy sector incurred losses. In the soft sector, cocoa and coffee positions posted profits. Coffee prices surged to a two-year high as fears that a potential producer strike in Colombia and uncertainty over Brazil's crop size would tighten coffee supplies, which were at a twenty-four year low in the U.S. In the currency sector, German mark, Swiss franc, French franc and Italian lira positions were profitable as the U.S. dollar continued to strengthen against European currencies. Early in the month, member countries of the G-7 met in Berlin and released a statement indicating that exchange rates should reflect economic fundamentals, such as recent gains in unemployment and pessimistic business reports in Germany and Switzerland. In Italy, the lira weakened on questions of Italy's ability to join the European Monetary Union. In the metal sector, gains were posted in copper, aluminum, nickel, zinc and silver. The base metal markets rose in value during the month on expectations of rising demand from developing and industrialized countries. Copper prices also soared in response to a drop in London stockpiles. In the grain sector, soybean by-products and corn positions were profitable. Corn prices increased to a four-month high on increased demand from cattle feedlots. Soybean prices reached a five month high as strong exports and increased domestic demand threatened to drive inventories to twenty year lows.

   March's positive performance resulted from gains in the grain, currency and financial sectors. The stock index, metal, energy, meat and soft sectors incurred losses. In the grain sector, soybeans, soybean meal, corn and wheat positions were profitable. Soybean prices rose to an eight and one-half year high despite forecasts of a record crop and the end of a dock workers' strike in Brazil. Additionally, as prices for soybeans rose, corn prices also rose on fears that farmers would plant more soybeans. Wheat futures rose on strong export demand, particularly from Asia, and weather concerns for wheat-planting regions. In the currency sector, positions in the Canadian dollar, German mark, Swiss franc, Singapore dollar and Australian dollar resulted in gains. In the stock index sector, positions in the S&P 500 posted losses as the U.S. stock markets tumbled in anticipation of further interest rate increases. Positions in the FTSE also suffered losses.

   Prior to April 1, 1996, trading gains and losses and expenses (other than those expenses that were particular to Class A Units) were allocated between the Class A Units and Class B Units based on the pro rata portion of the Partnership's Traded Assets to each Class. See Note A to the financial statements for further details.

   As discussed in Liquidity and Capital Resources above, the letter of credit expired on March 31, 1996. As a result, there were no letter of credit fees charged during the three months ended March 31, 1997. With the expiration of the letter of credit, Reserve Assets were allocated to commodities trading thus increasing the

Partnership's investment in U.S. Treasury bills. This increase in U.S. Treasury bills, partially offset by the liquidation of U.S. Treasury bills for the payment of redemptions, resulted in an increase in interest income from U.S. Treasury bills of $31,000 for the three months ended March 31, 1997 as compared to 1996. However, interest income from Reserve Assets was eliminated following the allocation of Reserve Assets to commodities trading. Interest income from Reserve Assets was $148,000 for the three months ended March 31, 1996.

   Commissions are calculated on the Traded Assets on the first day of each month and, therefore, vary due to trading performance and redemptions. Additionally, the Traded Assets increased when the letter of credit expired and Reserve Assets were allocated to commodities trading as discussed above. As a result, commissions increased $83,000 for the three months ended March 31, 1997 compared to 1996.

   Other transaction fees consist of National Futures Association, exchange and clearing fees which are based on the number of trades the trading managers execute. Other transaction fees decreased $9,000 for the three months ended March 31, 1997 as compared to 1996 due to decreased trading volume.

   During the first quarter of 1997, all trading decisions for the Partnership were made by Willowbridge Associates Inc., Chesapeake, Robert M. Tamiso and Hyman Beck & Company Inc. (the 'Trading Managers'). During May 1997, Eagle replaced Chesapeake as a Trading Manager as more fully described in Liquidity and Capital Resources above. Management fees are calculated on the portion of the Traded Assets allocated to each Trading Manager at the end of the month, and, therefore, are affected by trading performance and redemptions and the additional allocation of assets to commodities trading as discussed above. As a result, management fees increased $20,000 for the three months ended March 31, 1997 compared to 1996.

   Incentive fees are based on the New High Net Trading Profits generated by each Trading Manager, as defined in the Advisory Agreement between the Partnership, the General Partner and each Trading Manager. Incentive fees of $114,000, $64,000, $58,000 and $32,000 were earned by Robert M. Tamiso,
Willowbridge Associates Inc., Hyman Beck & Company, Inc. and Chesapeake Capital Corporation, respectively, during the three months ended March 31, 1997. No incentive fees were earned during the three months ended March 31, 1996.

   General and administrative expenses increased $5,000 for the three months ended March 31, 1997 as compared to 1996. These expenses include reimbursements of costs incurred by the General Partner on behalf of the Partnership, in addition to accounting, audit, tax and legal fees as well as printing and postage costs related to reports sent to limited partners.

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

Item 3. Defaults Upon Senior Securities--None

Item 4. Submission of Matters to a Vote of Security Holders--None

Item 5. Other Information--None

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

        Description:

3.1      Agreement of Limited Partnership of the Partnership, dated as of July 12, 1990 as amended as of October 3, 1990 (incorporated
and      by reference to Exhibit A to the Registrant's
4.1      Registration Statement on Form S-1, File No. 33-36216)

4.2      Subscription Agreement (incorporated by reference to
         Exhibit E to the Registrant's Registration Statement on
         Form S-1, File No. 33-36216)

4.3 Request for Redemption (incorporated by reference to Exhibit B to the Registrant's Registration Statement on Form S-1, File No. 33-36216)

4.4 Request for Exchange (incorporated by reference to Exhibit B to the Registrant's Registration
         Statement on Form S-1, File No. 33-36216)

10.16    Advisory Agreement dated May 15, 1997 between the
         Registrant, Seaport Futures Management,
         Inc. and Eagle Trading Systems, Inc. (filed herewith)

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

PRUDENTIAL-BACHE OPTIMAX FUTURES FUND, L.P.

By: Seaport Futures Management, Inc.
    A Delaware corporation, General Partner

     By: /s/ Steven Carlino                       Date: May 15, 1997
     ----------------------------------------
     Steven Carlino
     Vice President
     Chief Accounting Officer for the Registrant