Form 10-Q
period 1997-06-30
PRUDENTIAL BACHE OPTIMAX FUTURES FUND LP
filed 1997-08-14
CIK 866533

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 1997

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
(State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                         June 30,       December 31,
                                                                           1997             1996
----------------------------------------------------------------------------------------------------
ASSETS
Equity in commodity trading accounts:
Cash                                                                    $ 3,394,506     $ 3,794,460
U.S. Treasury bills, at amortized cost                                   11,025,999      11,147,656
Net unrealized gain on open commodity positions                             191,837         558,306
Options, at market, net                                                      16,460          36,701
                                                                        -----------     ------------
Total assets                                                            $14,628,802     $15,537,123
                                                                        -----------     ------------
                                                                        -----------     ------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Redemptions payable                                                     $   362,509     $   965,306
Accrued expenses                                                            126,255         141,854
Management fees payable                                                      26,328          30,821
Other transaction fees payable                                                3,293           2,511
Incentive fees payable                                                           --          97,630
                                                                        -----------     ------------
Total liabilities                                                           518,385       1,238,122
                                                                        -----------     ------------
Commitments
Partners' capital
Limited partners (95,056.412 and 99,334.759 OptiMax Units
  outstanding)                                                           13,969,192      14,155,921
General partner (961 and 1,004 OptiMax Units outstanding)                   141,225         143,080
                                                                        -----------     ------------
Total partners' capital                                                  14,110,417      14,299,001
                                                                        -----------     ------------
Total liabilities and partners' capital                                 $14,628,802     $15,537,123
                                                                        -----------     ------------
                                                                        -----------     ------------
Net asset value per limited and general partnership units (the
'OptiMax Units')                                                        $    146.96     $    142.51
                                                                        -----------     ------------
                                                                        -----------     ------------
----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

                  PRUDENTIAL-BACHE OPTIMAX FUTURES FUND, L.P.
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                          OptiMax Units     Total Units     OptiMax Units    OptiMax Units
                                          -------------    -------------    -------------    -------------
                                           Six months       Six months      Three months     Three months
                                              ended            ended            ended            ended
                                          June 30, 1997    June 30, 1996    June 30, 1997    June 30, 1996
----------------------------------------------------------------------------------------------------------
REVENUES
Net realized gain on commodity
  transactions                            $   1,663,052    $   1,604,859     $    33,807     $  1,143,625
Change in net unrealized gain on open
  commodity positions                          (332,430)        (390,271)       (741,563)         (14,455)
Change in net unrealized gain on
  reserve asset                                      --          (44,012)             --               --
Interest from U.S. Treasury bills               291,448          261,247         148,011          148,852
Interest from reserve asset                          --          147,823              --               --
Realized gain on reserve asset                       --            2,149              --               --
                                          -------------    -------------    -------------    -------------
                                              1,622,070        1,581,795        (559,745)       1,278,022
                                          -------------    -------------    -------------    -------------
EXPENSES
Commissions                                     591,606          531,721         286,296          309,312
Other transaction fees                           28,193           39,247          16,153           18,471
Management fees                                 171,412          167,713          77,807           94,384
Incentive fees                                  268,361           47,357              --           47,357
General and administrative                       97,471          101,769          44,942           53,904
Letter of credit fees                                --           36,621              --               --
Amortization of organizational costs                 --            3,204              --               --
                                          -------------    -------------    -------------    -------------
                                              1,157,043          927,632         425,198          523,428
                                          -------------    -------------    -------------    -------------
Net income (loss)                         $     465,027    $     654,163     $  (984,943)    $    754,594
                                          -------------    -------------    -------------    -------------
                                          -------------    -------------    -------------    -------------
ALLOCATION OF NET INCOME (LOSS)
Limited partners                          $     460,373    $     650,597     $  (975,088)    $    747,036
                                          -------------    -------------    -------------    -------------
                                          -------------    -------------    -------------    -------------
General partner                           $       4,654    $       3,566     $    (9,855)    $      7,558
                                          -------------    -------------    -------------    -------------
                                          -------------    -------------    -------------    -------------
NET INCOME (LOSS) PER WEIGHTED AVERAGE
LIMITED AND GENERAL PARTNERSHIP UNIT
Net income (loss) per weighted average
  limited and general partnership unit    $        4.68                      $    (10.00)    $       6.49
                                          -------------                     -------------    -------------
                                          -------------                     -------------    -------------
Weighted average number of limited and
  general partnership units outstanding      99,411.446                       98,484.132      116,338.993
                                          -------------                     -------------    -------------
                                          -------------                     -------------    -------------
----------------------------------------------------------------------------------------------------------
                     The accompanying notes are an integral part of these statements

                  PRUDENTIAL-BACHE OPTIMAX FUTURES FUND, L.P.
                            (a limited partnership)
                      SCHEDULE TO STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                 OptiMax        Class A        Class B         Total
                                                  Units          Units          Units          Units
                                              -------------   ------------   -----------   -------------
                                              Three months           Three months           Six months
                                                  ended                 ended                  ended
                                              June 30, 1996         March 31, 1996         June 30, 1996
--------------------------------------------------------------------------------------------------------
REVENUES
Net realized gain on commodity transactions   $   1,143,625   $    378,211   $    83,023    $ 1,604,859
Change in net unrealized gain on open
  commodity positions                               (14,455)      (308,169)      (67,647)      (390,271)
Change in net unrealized gain on reserve
  asset                                                  --        (44,012)           --        (44,012)
Interest from U.S. Treasury bills                   148,852         91,965        20,430        261,247
Interest from reserve asset                              --        147,823            --        147,823
Realized gain on reserve asset                           --          2,149            --          2,149
                                              -------------   ------------   -----------   -------------
                                                  1,278,022        267,967        35,806      1,581,795
                                              -------------   ------------   -----------   -------------
EXPENSES
Commissions                                         309,312        182,042        40,367        531,721
Other transaction fees                               18,471         17,037         3,739         39,247
Management fees                                      94,384         60,015        13,314        167,713
Incentive fees                                       47,357             --            --         47,357
General and administrative                           53,904         37,542        10,323        101,769
Letter of credit fees                                    --         36,621            --         36,621
Amortization of organizational costs                     --          2,858           346          3,204
                                              -------------   ------------   -----------   -------------
                                                    523,428        336,115        68,089        927,632
                                              -------------   ------------   -----------   -------------
Net income (loss)                             $     754,594   $    (68,148)  $   (32,283)   $   654,163
                                              -------------   ------------   -----------   -------------
                                              -------------   ------------   -----------   -------------
ALLOCATION OF NET INCOME (LOSS)
Limited partners                              $     747,036   $    (65,441)  $   (30,998)   $   650,597
                                              -------------   ------------   -----------   -------------
                                              -------------   ------------   -----------   -------------
General partner                               $       7,558   $     (2,707)  $    (1,285)   $     3,566
                                              -------------   ------------   -----------   -------------
                                              -------------   ------------   -----------   -------------
NET INCOME (LOSS) PER WEIGHTED AVERAGE
LIMITED AND GENERAL PARTNERSHIP UNIT
Net income (loss) per weighted average
  limited and general partnership unit        $        6.49   $       (.52)  $     (2.07)
                                              -------------   ------------   -----------
                                              -------------   ------------   -----------
Weighted average number of limited and
  general partnership units outstanding         116,338.993    130,224.001    15,619.348
                                              -------------   ------------   -----------
                                              -------------   ------------   -----------
--------------------------------------------------------------------------------------------------------
                      The accompanying notes are an integral part of this schedule

                  PRUDENTIAL-BACHE OPTIMAX FUTURES FUND, L.P.
                            (a limited partnership)
                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                              OPTIMAX         LIMITED       GENERAL
                                               UNITS         PARTNERS       PARTNER         TOTAL
----------------------------------------------------------------------------------------------------
Partners' capital--December 31, 1996        100,338.759     $14,155,921     $143,080     $14,299,001
Net income                                           --         460,373       4,654          465,027
Redemptions                                  (4,321.347)       (647,102)     (6,509)        (653,611)
                                            -----------     -----------     --------     -----------
Partners' capital--June 30, 1997             96,017.412     $13,969,192     $141,225     $14,110,417
                                            -----------     -----------     --------     -----------
                                            -----------     -----------     --------     -----------
----------------------------------------------------------------------------------------------------
                   The accompanying notes are an integral part of this statement

                  PRUDENTIAL-BACHE OPTIMAX FUTURES FUND, L.P.
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Prudential-Bache OptiMax Futures Fund, L.P. (the 'Partnership') as of June 30, 1997 and the results of its operations for the six and three months ended June 30, 1997 and 1996. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

   On March 31, 1996, the Partnership's letter of credit expired. Additionally, the assets held in reserve in connection with the letter of credit matured on April 1, 1996 and their proceeds were allocated to commodities trading.

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

   As of May 1, 1997, Chesapeake Capital Corporation ('Chesapeake') ceased to serve as a trading advisor to the Partnership. All assets previously managed by Chesapeake were allocated to Eagle Trading Systems, Inc. ('Eagle') pursuant to its Eagle-Global System trading program. The monthly management fee paid to Eagle equals 1/6 of 1% (a 2% annual rate) of its traded assets as compared to 1/5 of 1% (a 2.5% annual rate) paid to Chesapeake. The quarterly incentive fees paid to Eagle equals 23% of the New High Net Trading Profits (as defined in the Advisory Agreement between the Partnership, the General Partner and Eagle) as compared to 20% of the New High Net Trading Profits paid to Chesapeake.

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

   The costs incurred for these services were:

                                                                     OPTIMAX UNITS    OPTIMAX UNITS
                                                                     -------------    -------------
                                                                     Three months      Six months
                                                                         ended            ended
                                                                     June 30, 1997    June 30, 1997
---------------------------------------------------------------------------------------------------
Commissions                                                            $ 286,296        $ 591,606
General and administrative                                                19,355           48,252
                                                                     -------------    -------------
                                                                       $ 305,651        $ 639,858
                                                                     -------------    -------------
                                                                     -------------    -------------

                                         OPTIMAX UNITS    CLASS A UNITS    CLASS B UNITS     TOTAL UNITS
                                         -------------    -------------    -------------    -------------
                                         Three months              Three months              Six months
                                             ended                    ended                     ended
                                           June 30,                 March 31,                 June 30,
                                             1996                      1996                     1996
---------------------------------------------------------------------------------------------------------
Commissions                                $ 309,312        $ 182,042        $  40,367        $ 531,721
Letter of credit fees                             --            8,138               --            8,138
General and administrative                    24,912           19,281            5,631           49,824
                                         -------------    -------------    -------------    -------------
                                           $ 334,224        $ 209,461        $  45,998        $ 589,683
                                         -------------    -------------    -------------    -------------
                                         -------------    -------------    -------------    -------------

   Expenses payable to the General Partner and its affiliates (which are included in accrued expenses) were $65,031 and $62,525 as of June 30, 1997 and December 31, 1996, respectively.

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

C. Credit and Market Risk

   The quantitative disclosures presented below through March 31, 1996 are for combined Class A and Class B Units. Allocation of these amounts to each class of Units can be made in conjunction with the quarterly allocation percentages as more fully discussed in Note A.

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

   PSI, when acting as the Partnership's futures commission merchant in accepting orders for the purchase or sale of domestic futures and options contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to the Partnership all assets of the Partnership relating to domestic futures and options trading and is not to commingle such assets with other assets of PSI. At June 30, 1997 and December 31, 1996, such segregated assets totalled $6,920,248 and $7,464,278, respectively. Part 30.7 of the CFTC regulations also requires PSI to secure assets of the Partnership related to foreign futures and options trading, which totalled $7,890,667 and $7,837,283 at June 30, 1997 and December 31, 1996, respectively. There are no segregation requirements for assets related to forward trading.

   As of June 30, 1997 and December 31, 1996, all open futures, forward and options contracts mature within one year.

   At June 30, 1997 and December 31, 1996, gross contract amounts of open futures, forward and options contracts were:

                                               June 30,         December 31,
                                                 1997               1996
                                             -------------      ------------
Financial Futures and Options Contracts:
  Commitments to purchase                    $ 272,239,747      $59,731,780
  Commitments to sell                        $  56,146,644      $10,663,117
Currency Futures and Options Contracts:
  Commitments to purchase                    $       2,575      $ 4,367,551
  Commitments to sell                        $   4,040,338      $ 5,391,289
Currency Forward Contracts:
  Commitments to purchase                    $  19,561,982      $19,229,072
  Commitments to sell                        $  19,146,580      $19,694,712
Other Futures and Options Contracts:
  Commitments to purchase                    $   5,524,284      $ 2,695,541
  Commitments to sell                        $   3,005,243      $ 3,903,333

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

   At June 30, 1997 and December 31, 1996, respectively, the fair values of futures, forward and options contracts were:

                                             June 30, 1997               December 31, 1996
                                       --------------------------     ------------------------
                                               Fair Value                    Fair Value
                                       --------------------------     ------------------------
                                         Assets       Liabilities      Assets      Liabilities
                                       ----------     -----------     --------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                         $  173,763      $   22,687     $  2,587      $   21,181
     Currencies                             4,838              --      138,623           2,143
     Other                                 71,118          39,091       88,437          22,665
  Foreign exchanges
     Financial                            105,987          24,410      110,601          28,084
     Other                                218,602         114,170       82,373          25,804
Forward Contracts:
     Currencies                           173,123         355,236      308,705          73,143
Options Contracts:
  Domestic exchanges
     Financial                                 --              --       12,500           3,093
     Currencies                             2,800              --       12,922              --
     Other                                     --              --        3,280              --
  Foreign exchanges
     Financial                                 --              --       11,092              --
     Other                                 13,660              --           --              --
                                       ----------     -----------     --------     -----------
                                       $  763,891      $  555,594     $771,120      $  176,113
                                       ----------     -----------     --------     -----------
                                       ----------     -----------     --------     -----------

   The following tables present the average fair value of futures, forward and options contracts during the six and three months ended June 30, 1997 and 1996, respectively.

                                                       For the six months ended
                                       ---------------------------------------------------------
                                             June 30, 1997                  June 30, 1996
                                       --------------------------     --------------------------
                                           Average Fair Value             Average Fair Value
                                       --------------------------     --------------------------
                                         Assets       Liabilities       Assets       Liabilities
                                       ----------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                         $   90,512      $   10,768     $   86,554      $   29,089
     Currencies                           108,702           8,563        155,346          25,716
     Other                                182,418          38,634        474,629          94,680
  Foreign exchanges
     Financial                            118,911          44,737        130,903          25,216
     Other                                217,304          54,528         37,184          73,806
Forward Contracts:
     Currencies                           538,931         247,186        204,072          97,564
     Other                                     --              --            789           1,573
Options Contracts:
  Domestic exchanges
     Financial                              1,786             442          2,929              --
     Currencies                             2,551              --          2,971              --
     Other                                  4,444              --          6,198           1,550
  Foreign exchanges
     Financial                              1,713              --             --              --
     Other                                  2,073              --             --              --
                                       ----------     -----------     ----------     -----------
                                       $1,269,345      $  404,858     $1,101,575      $  349,194
                                       ----------     -----------     ----------     -----------
                                       ----------     -----------     ----------     -----------

                                                      For the three months ended
                                       ---------------------------------------------------------
                                             June 30, 1997                  June 30, 1996
                                       --------------------------     --------------------------
                                           Average Fair Value             Average Fair Value
                                       --------------------------     --------------------------
                                         Assets       Liabilities       Assets       Liabilities
                                       ----------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                         $  135,477      $    7,383     $   65,597      $   10,761
     Currencies                            11,706           8,130        203,696          35,159
     Other                                169,070          32,991        476,920         107,695
  Foreign exchanges
     Financial                             73,126          41,026         99,662          31,488
     Other                                243,391          77,789         45,005         101,701
Forward Contracts:
     Currencies                           259,076         355,949        357,127         170,737
     Other                                     --              --          1,381           2,753
Options Contracts:
  Domestic exchanges
     Currencies                               700              --          5,200              --
     Other                                  5,413              --          3,413           2,713
  Foreign exchanges
     Other                                  3,420              --             --              --
                                       ----------     -----------     ----------     -----------
                                       $  901,379      $  523,268     $1,258,001      $  463,007
                                       ----------     -----------     ----------     -----------
                                       ----------     -----------     ----------     -----------

   The following tables present the net realized gains (losses) and the change in net unrealized gains/losses of futures, forward and options contracts during the six and three months ended June 30, 1997 and 1996, respectively.

                              For the six months ended June 30, 1997               For the six months ended June 30, 1996
                         ------------------------------------------------     -------------------------------------------------
                                              Change in                                            Change in
                          Net Realized      Net Unrealized                     Net Realized      Net Unrealized
                         Gains (Losses)      Gains/Losses        Total        Gains (Losses)      Gains/Losses         Total
                         --------------     --------------     ----------     --------------     --------------     -----------
Futures Contracts:
  Domestic exchanges
    Financial              $ (193,939)        $  169,670       $  (24,269)      $  211,711         $  (39,622)      $   172,089
    Currencies                264,057           (131,642)         132,415          445,451            (33,925)          411,526
    Other                     424,662            (33,745)         390,917          982,096           (278,835)          703,261
  Foreign exchanges
    Financial                (507,397)              (940)        (508,337)        (183,066)          (115,459)         (298,525)
    Other                     250,844             47,863          298,707          (32,833)            51,614            18,781
Forward Contracts:
    Currencies              1,464,523           (417,675)       1,046,848          246,839             27,282           274,121
    Other                          --                 --               --            1,380                 --             1,380
Options Contracts:
  Domestic exchanges
    Financial                  69,406            (10,424)          58,982          (22,453)                --           (22,453)
    Currencies                (33,980)             6,192          (27,788)         (10,088)                --           (10,088)
    Other                     (30,977)            27,240           (3,737)         (26,753)            (1,326)          (28,079)
  Foreign exchanges
    Financial                 (36,877)            11,798          (25,079)              --                 --                --
    Other                      (7,270)              (767)          (8,037)          (7,425)                --            (7,425)
                         --------------     --------------     ----------     --------------     --------------     -----------
                           $1,663,052         $ (332,430)      $1,330,622       $1,604,859         $ (390,271)      $ 1,214,588
                         --------------     --------------     ----------     --------------     --------------     -----------
                         --------------     --------------     ----------     --------------     --------------     -----------

                             For the three months ended June 30, 1997             For the three months ended June 30, 1996
                         ------------------------------------------------     -------------------------------------------------
                                              Change in                                            Change in
                          Net Realized      Net Unrealized                     Net Realized      Net Unrealized
                         Gains (Losses)      Gains/Losses        Total        Gains (Losses)      Gains/Losses         Total
                         --------------     --------------     ----------     --------------     --------------     -----------
Futures Contracts:
  Domestic exchanges
    Financial              $   38,250         $ (109,493)      $  (71,243)      $   47,599         $  (49,568)      $    (1,969)
    Currencies                155,404              6,985          162,389          472,702           (126,446)          346,256
    Other                     111,332           (303,614)        (192,282)         554,171             60,568           614,739
  Foreign exchanges
    Financial                (636,195)             2,217         (633,978)        (104,479)            23,260           (81,219)
    Other                     189,526           (210,104)         (20,578)         (43,865)            44,962             1,097
Forward Contracts:
    Currencies                204,696           (131,502)          73,194          248,242             27,282           275,524
    Other                          --                 --               --           (6,969)             5,487            (1,482)
Options Contracts:
  Domestic exchanges
    Currencies                 (3,200)               225           (2,975)         (10,088)                --           (10,088)
    Other                     (19,832)             1,873          (17,959)         (13,688)                --           (13,688)
  Foreign exchanges
    Other                      (6,174)             1,850           (4,324)              --                 --                --
                         --------------     --------------     ----------     --------------     --------------     -----------
                           $   33,807         $ (741,563)      $ (707,756)      $1,143,625         $  (14,455)      $ 1,129,170
                         --------------     --------------     ----------     --------------     --------------     -----------
                         --------------     --------------     ----------     --------------     --------------     -----------

                                       11

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

   As of June 30, 1997, a significant portion of the Partnership's net assets was held in U.S. Treasury bills (which represented approximately 76% of the net assets prior to redemptions payable) and cash, which are used as margin for the Partnership's trading in commodities. Inasmuch as the sole business of the Partnership is to trade in commodities, the Partnership continues to own such liquid assets to be used as margin. The percentage that U.S. Treasury bills bears to the net assets varies each day, and from month to month, as the market value of commodity interests change. The balance of the total net assets is held in cash. All interest earned on the Partnership's interest-bearing funds is paid to the Partnership.

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

   Redemptions by limited partners and the General Partner recorded for the six months ended June 30, 1997 were $647,102 and $6,509, respectively, and from commencement of operations, February 15, 1991, through June 30, 1997 totalled $71,413,205 and $774,807, respectively. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   In accordance with the Agreement of Limited Partnership, if the Partnership's net asset value declines below $10 million, the Partnership will dissolve.

Results of Operations

   The net asset value per OptiMax Unit as of June 30, 1997 was $146.96, an increase of 3.12% from the December 31, 1996 value of $142.51.

   April's decline in net asset value resulted from losses in the financial, stock index, metal, soft, meat and energy sectors. Profits were earned in the currency and grain sectors. In the financial sector, losses were incurred in U.S., German, Italian, French, Japanese, Australian and Canadian bond positions. In the U.S. financial markets, long-term interest rates, which had risen above the 7% level at the end of March, dropped sharply during April. Lower long-term interest rates resulted from renewed expectations that the U.S. would be able to enjoy good economic growth combined with well-controlled inflation. This more encouraging attitude toward bond yields was accentuated by the signing of a balanced budget accord between the Clinton Administration and key Republican lawmakers. In the international interest rate markets, changing expectations about the rates of economic growth and the timing and the degree of certainty of the formation of the European Union caused prices to move abruptly. In the metal sector, positions in copper, silver, aluminum, nickel and zinc posted losses as these metals came under pressure following earlier rising price trends. Copper's volatility largely resulted from uncertainties about supplies and also the extent of copper buying, particularly in the international markets. In the currency sector, profits were earned in Canadian dollar, Japanese yen, Swiss franc and French franc positions. The U.S. dollar traded sideways. Although it seemed the market is still in favor of a higher U.S. dollar, the fear of intervention from the central banks and the possibility of excessive dollar appreciation kept the dollar within a narrow range.

   May's relatively flat performance resulted from gains in the currency, metal and soft sectors which were offset by losses in the grain, index, energy and financial sectors. In the metal sector, gains were realized from significant copper positions. Copper prices rose in May due to signs of higher demand and indications of declining inventories. In addition, a brief strike at Chile's state owned copper smelter drove prices upward. Zinc positions also posted gains. In the currency sector, large gains were experienced in the Japanese yen as the Partnership benefited from rising prices versus the U.S. dollar. The yen rose against the dollar on the possibility of central bank intervention in the currency markets and signs of accelerating Japanese growth. There were also market expectations of rising Japanese interest rates. In May, prices fell across the grain sector, providing losses for the Partnership. Wheat and soybeans were affected the most by the U.S. Agriculture Department's report projecting an increase in worldwide wheat and soybean production. In the index sector, positions were also unprofitable, specifically in the S&P 500 and Hong Kong HangSeng positions. In the energy sector, losses were experienced in all contracts. Oil prices reversed during the month as the election of a moderate candidate in Iran lessened market concerns about Middle East political stability driving prices lower.

   During June, the Partnership's negative performance was the result of losses incurred in the financial, energy, metal, soft and grain sectors. Positions in the currency and index sectors were profitable. In the financial sector, the Partnership experienced losses in a variety of bond positions. While the strength in the Japanese economy has been larger than the financial markets had generally anticipated, the recovery has neither been broad enough nor accompanied by inflationary pressures to cause significantly higher interest rates. Thus, Japanese bond positions experienced losses. In the energy sector, the Partnership suffered losses in light crude oil due to OPEC pressure to raise prices. In the metal sector, the majority of losses were in copper as it reversed direction mid-month, falling on market concerns that included a possible seasonal decline in demand in the northern hemisphere. Additionally, there was news that output at Chile's El Teniente mine would return to normal and production at Inco's strike-bound Sudbury facility in Canada might resume production. Aluminum and nickel positions were unprofitable as well. The Partnership was able to mitigate losses with gains in the currency and index sectors. In the currency sector, British pound, Australian dollar and Japanese yen positions were profitable. The index sector was profitable as the French CAC-40 and Japanese Nikkei rallied on signs of strengthening economies.

   Prior to April 1, 1996, trading gains and losses and expenses (other than those expenses that were particular to Class A Units) were allocated between the Class A Units and Class B Units based on the pro rata portion of the Partnership's Traded Assets to each Class. See Note A to the financial statements for further details.

   As discussed in Liquidity and Capital Resources above, the letter of credit expired on March 31, 1996. As a result, there were no letter of credit fees charged during the six months ended June 30, 1997. With the expiration of the letter of credit, Reserve Assets were allocated to commodities trading thus increasing the Partnership's investment in U.S. Treasury bills. This increase in U.S. Treasury bills, partially offset by the liquidation of U.S. Treasury bills for the payment of redemptions, resulted in an increase in interest income from U.S. Treasury bills of $30,000 for the six months ended June 30, 1997 as compared to 1996. Interest income from U.S. Treasury bills for the three months ended June 30, 1997 was relatively flat compared with

1996. However, interest income from Reserve Assets, which totalled $148,000 for the three months ended March 31, 1996, was eliminated following the allocation of Reserve Assets to commodities trading.

   Commissions are calculated on the Traded Assets on the first day of each month and, therefore, vary due to trading performance and redemptions. Additionally, the Traded Assets increased when the letter of credit expired and Reserve Assets were allocated to commodities trading as discussed above. As a result, commissions increased $60,000 for the six months ended June 30, 1997 compared to 1996. However, commissions decreased $23,000 for the three months ended June 30, 1997 as compared to 1996 primarily due to the effect of redemptions on the monthly net asset values.

   Other transaction fees consist of National Futures Association, exchange and clearing fees which are based on the number of trades the trading managers execute. Other transaction fees decreased $11,000 and $2,000, respectively, for the six and three months ended June 30, 1997 as compared to 1996 due to decreased trading volume.

   Through April 1997, all trading decisions for the Partnership were made by Willowbridge Associates Inc., Chesapeake Capital Corporation ('Chesapeake'), Robert M. Tamiso and Hyman Beck & Company Inc. (the 'Trading Managers'). During May 1997, Eagle Trading Systems, Inc. ('Eagle') replaced Chesapeake as a Trading Manager for the Partnership. All assets previously managed by Chesapeake were allocated to Eagle pursuant to its Eagle-Global System trading program. Management fees are calculated on the portion of the Traded Assets allocated to each Trading Manager at the end of the month, and, therefore, are affected by trading performance and redemptions and the additional allocation of assets to commodities trading as discussed above. As a result, management fees increased $4,000 for the six months ended June 30, 1997 compared to 1996. However, management fees decreased $17,000 for the three months ended June 30, 1997 as compared to 1996 primarily due to the effect or redemptions on the monthly net asset values.

   Incentive fees are based on the New High Net Trading Profits generated by each Trading Manager, as defined in the Advisory Agreement between the Partnership, the General Partner and each Trading Manager. Incentive fees of $114,000, $64,000, $58,000 and $32,000 were earned by Robert M. Tamiso,
Willowbridge Associates Inc., Hyman Beck & Company, Inc. and Chesapeake, respectively, during the six months ended June 30, 1997. No incentive fees were earned during the three months ended June 30, 1997. Incentive fees of $20,000, $18,000 and $9,000 were earned by Willowbridge Associates Inc., Robert M. Tamiso and Chesapeake, respectively, during the six and three months ended June 30, 1996.

   General and administrative expenses decreased $4,000 and $9,000, respectively, for the six and three months ended June 30, 1997 as compared to 1996. These expenses include reimbursements of costs incurred by the General Partner on behalf of the Partnership, in addition to accounting, audit, tax and legal fees as well as printing and postage costs related to reports sent to limited partners.

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

PRUDENTIAL-BACHE OPTIMAX FUTURES FUND, L.P.

By: Seaport Futures Management, Inc.
    A Delaware corporation, General Partner

     By: /s/ Steven Carlino                       Date: August 14, 1997
     ----------------------------------------
     Steven Carlino
     Vice President
     Chief Accounting Officer for the
     Registrant