Form 10-Q
period 1997-09-30
PRUDENTIAL BACHE OPTIMAX FUTURES FUND LP
filed 1997-11-14
CIK 866533

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 30, 1997

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                       September 30,     December 31,
                                                                           1997              1996
-----------------------------------------------------------------------------------------------------
ASSETS
Equity in commodity trading accounts:
Cash                                                                    $ 3,106,131      $ 3,794,460
U.S. Treasury bills, at amortized cost                                   11,666,353       11,147,656
Net unrealized gain on open commodity positions                           1,256,278          558,306
Options, at market, net                                                          --           36,701
                                                                       -------------     ------------
Total assets                                                            $16,028,762      $15,537,123
                                                                       -------------     ------------
                                                                       -------------     ------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Redemptions payable                                                     $   278,444      $   965,306
Accrued expenses                                                            112,569          141,854
Management fees payable                                                      28,583           30,821
Other transaction fees payable                                                3,961            2,511
Incentive fees payable                                                      256,411           97,630
                                                                       -------------     ------------
Total liabilities                                                           679,968        1,238,122
                                                                       -------------     ------------
Commitments
Partners' capital
Limited partners (93,362.542 and 99,334.759 OptiMax Units
  outstanding)                                                           15,195,154       14,155,921
General partner (944 and 1,004 OptiMax Units outstanding)                   153,640          143,080
                                                                       -------------     ------------
Total partners' capital                                                  15,348,794       14,299,001
                                                                       -------------     ------------
Total liabilities and partners' capital                                 $16,028,762      $15,537,123
                                                                       -------------     ------------
                                                                       -------------     ------------
Net asset value per limited and general partnership units (the
'OptiMax Units')                                                        $    162.75      $    142.51
                                                                       -------------     ------------
                                                                       -------------     ------------
-----------------------------------------------------------------------------------------------------
                   The accompanying notes are an integral part of these statements

                  PRUDENTIAL-BACHE OPTIMAX FUTURES FUND, L.P.
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                           OptiMax Units     Total Units             OptiMax Units
                                           -------------    -------------    ------------------------------
                                                 Nine months ended                 Three months ended
                                                   September 30,                     September 30,
                                           ------------------------------    ------------------------------
                                               1997             1996             1997             1996
-----------------------------------------------------------------------------------------------------------
REVENUES
Net realized gain (loss) on commodity
  transactions                              $ 2,684,285      $   911,098      $ 1,021,233     $    (693,761)
Change in net unrealized gain on open
  commodity positions                           728,803          468,572        1,061,233           858,843
Change in net unrealized gain on reserve
  asset                                              --          (44,012)              --                --
Interest from U.S. Treasury bills               437,333          402,695          145,885           141,448
Interest from reserve asset                          --          147,823               --                --
Realized gain on reserve asset                       --            2,149               --                --
                                           -------------    -------------    -------------    -------------
                                              3,850,421        1,888,325        2,228,351           306,530
                                           -------------    -------------    -------------    -------------
EXPENSES
Commissions                                     892,074          812,461          300,468           280,740
Other transaction fees                           44,763           57,358           16,570            18,111
Management fees                                 256,666          251,757           85,254            84,044
Incentive fees                                  524,772           89,204          256,411            41,847
General and administrative                      150,298          179,652           52,827            77,883
Letter of credit fees                                --           36,621               --                --
Amortization of organizational costs                 --            3,204               --                --
                                           -------------    -------------    -------------    -------------
                                              1,868,573        1,430,257          711,530           502,625
                                           -------------    -------------    -------------    -------------
Net income (loss)                           $ 1,981,848      $   458,068      $ 1,516,821     $    (196,095)
                                           -------------    -------------    -------------    -------------
                                           -------------    -------------    -------------    -------------
ALLOCATION OF NET INCOME (LOSS)
Limited partners                            $ 1,962,012      $   456,464      $ 1,501,639     $    (194,133)
                                           -------------    -------------    -------------    -------------
                                           -------------    -------------    -------------    -------------
General partner                             $    19,836      $     1,604      $    15,182     $      (1,962)
                                           -------------    -------------    -------------    -------------
                                           -------------    -------------    -------------    -------------
NET INCOME (LOSS) PER WEIGHTED AVERAGE
LIMITED AND GENERAL PARTNERSHIP UNIT
Net income (loss) per weighted average
  limited and general partnership unit      $     20.17                       $     15.80     $       (1.78)
                                           -------------                     -------------    -------------
                                           -------------                     -------------    -------------
Weighted average number of limited and
  general partnership units outstanding      98,280.101                        96,017.412       110,021.096
                                           -------------                     -------------    -------------
                                           -------------                     -------------    -------------
-----------------------------------------------------------------------------------------------------------
                      The accompanying notes are an integral part of these statements

                  PRUDENTIAL-BACHE OPTIMAX FUTURES FUND, L.P.
                            (a limited partnership)
                      SCHEDULE TO STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                 OptiMax        Class A        Class B         Total
                                                  Units          Units          Units          Units
                                              -------------   ------------   -----------   -------------
                                               Six months                                   Nine months
                                                  ended              Three months              ended
                                              September 30,             ended              September 30,
                                                  1996              March 31, 1996             1996
--------------------------------------------------------------------------------------------------------
REVENUES
Net realized gain on commodity transactions   $     449,864   $    378,211   $    83,023    $   911,098
Change in net unrealized gain on open
  commodity positions                               844,388       (308,169)      (67,647)       468,572
Change in net unrealized gain on reserve
  asset                                                  --        (44,012)           --        (44,012)
Interest from U.S. Treasury bills                   290,300         91,965        20,430        402,695
Interest from reserve asset                              --        147,823            --        147,823
Realized gain on reserve asset                           --          2,149            --          2,149
                                              -------------   ------------   -----------   -------------
                                                  1,584,552        267,967        35,806      1,888,325
                                              -------------   ------------   -----------   -------------
EXPENSES
Commissions                                         590,052        182,042        40,367        812,461
Other transaction fees                               36,582         17,037         3,739         57,358
Management fees                                     178,428         60,015        13,314        251,757
Incentive fees                                       89,204             --            --         89,204
General and administrative                          131,787         37,542        10,323        179,652
Letter of credit fees                                    --         36,621            --         36,621
Amortization of organizational costs                     --          2,858           346          3,204
                                              -------------   ------------   -----------   -------------
                                                  1,026,053        336,115        68,089      1,430,257
                                              -------------   ------------   -----------   -------------
Net income (loss)                             $     558,499   $    (68,148)  $   (32,283)   $   458,068
                                              -------------   ------------   -----------   -------------
                                              -------------   ------------   -----------   -------------
ALLOCATION OF NET INCOME (LOSS)
Limited partners                              $     552,903   $    (65,441)  $   (30,998)   $   456,464
                                              -------------   ------------   -----------   -------------
                                              -------------   ------------   -----------   -------------
General partner                               $       5,596   $     (2,707)  $    (1,285)   $     1,604
                                              -------------   ------------   -----------   -------------
                                              -------------   ------------   -----------   -------------
NET INCOME (LOSS) PER WEIGHTED AVERAGE
LIMITED AND GENERAL PARTNERSHIP UNIT
Net income (loss) per weighted average
  limited and general partnership unit        $        4.93   $       (.52)  $     (2.07)
                                              -------------   ------------   -----------
                                              -------------   ------------   -----------
Weighted average number of limited and
  general partnership units outstanding         113,280.045    130,224.001    15,619.348
                                              -------------   ------------   -----------
                                              -------------   ------------   -----------
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

                  PRUDENTIAL-BACHE OPTIMAX FUTURES FUND, L.P.
                            (a limited partnership)
                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                              OPTIMAX         LIMITED       GENERAL
                                               UNITS         PARTNERS       PARTNER         TOTAL
----------------------------------------------------------------------------------------------------
Partners' capital--December 31, 1996        100,338.759     $14,155,921     $143,080     $14,299,001
Net income                                           --       1,962,012      19,836        1,981,848
Redemptions                                  (6,032.217)       (922,779)     (9,276 )       (932,055)
                                            -----------     -----------     --------     -----------
Partners' capital--September 30, 1997        94,306.542     $15,195,154     $153,640     $15,348,794
                                            -----------     -----------     --------     -----------
                                            -----------     -----------     --------     -----------
----------------------------------------------------------------------------------------------------
                   The accompanying notes are an integral part of this statement

                  PRUDENTIAL-BACHE OPTIMAX FUTURES FUND, L.P.
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Prudential-Bache OptiMax Futures Fund, L.P. (the 'Partnership') as of September 30, 1997 and the results of its operations for the nine and three months ended September 30, 1997 and 1996. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

   As of May 1, 1997, Chesapeake Capital Corporation ('Chesapeake') ceased to serve as a trading advisor to the Partnership. All assets previously managed by Chesapeake were allocated to Eagle Trading Systems, Inc. ('Eagle') pursuant to its Eagle-Global System trading program. The monthly management fee paid to Eagle equals 1/6 of 1% (a 2% annual rate) of its traded assets as compared to 1/5 of 1% (a 2.5% annual rate) paid to Chesapeake. The quarterly incentive fee paid to Eagle equals 23% of the New High Net Trading Profits (as defined in the Advisory Agreement between the Partnership, the General Partner and Eagle) as compared to 20% of the New High Net Trading Profits paid to Chesapeake.

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

   The costs incurred for these services were:

                                             OptiMax Units     Total Units            OptiMax Units
                                             -------------    -------------   ------------------------------
                                                   Nine months ended                Three months ended
                                                     September 30,                    September 30,
                                             ------------------------------   ------------------------------
                                                 1997             1996            1997             1996
------------------------------------------------------------------------------------------------------------
Commissions                                    $ 892,074        $ 812,461       $ 300,468        $ 280,740
Letter of credit fees                                 --            8,138              --               --
General and administrative                        76,921          106,853          28,669           57,029
                                             -------------    -------------   -------------    -------------
                                               $ 968,995        $ 927,452       $ 329,137        $ 337,769
                                             -------------    -------------   -------------    -------------
                                             -------------    -------------   -------------    -------------

   Expenses payable to the General Partner and its affiliates (which are included in accrued expenses) were $48,077 and $62,525 as of September 30, 1997 and December 31, 1996, respectively.

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

   The General Partner attempts to minimize both credit and market risks by requiring the Partnership's trading managers to abide by various trading limitations and policies. The General Partner monitors compliance with these trading limitations and policies which include, but are not limited to, executing and clearing all trades with creditworthy counterparties (currently, PSI is the sole counterparty or broker); limiting the amount of margin or premium required for any one commodity or all commodities combined; and generally limiting transactions to contracts which are traded in sufficient volume to permit the taking and liquidating of positions. The General Partner may impose additional restrictions (through modifications of such trading limitations and policies) upon the trading activities of the trading managers as it, in good faith, deems to be in the best interests of the Partnership.

   PSI, when acting as the Partnership's futures commission merchant in accepting orders for the purchase or sale of domestic futures and options contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to the Partnership all assets of the Partnership relating to domestic futures and options trading and is not to commingle such assets with other assets of PSI. At September 30, 1997 and December 31, 1996, such segregated assets totalled $7,005,324 and $7,464,278, respectively. Part 30.7 of the CFTC regulations also requires PSI to secure assets of the Partnership related to foreign futures and options trading, which totalled $8,873,102 and $7,837,283 at September 30, 1997 and December 31, 1996, respectively. There are no segregation requirements for assets related to forward trading.

   As of September 30, 1997 and December 31, 1996, all open futures, forward and options contracts mature within nine months and one year, respectively.

   At September 30, 1997 and December 31, 1996, gross contract amounts of open futures, forward and options contracts were:

                                             September 30,      December 31,
                                                 1997               1996
                                             -------------      ------------
Financial Futures and Options Contracts:
  Commitments to purchase                    $ 276,068,938      $59,731,780
  Commitments to sell                        $  55,473,198      $10,663,117
Currency Futures and Options Contracts:
  Commitments to purchase                    $     589,630      $ 4,367,551
  Commitments to sell                        $     713,418      $ 5,391,289
Other Futures and Options Contracts:
  Commitments to purchase                    $   5,485,500      $ 2,695,541
  Commitments to sell                        $   3,739,781      $ 3,903,333
Currency Forward Contracts:
  Commitments to purchase                    $   4,118,458      $19,229,072
  Commitments to sell                        $   7,642,961      $19,694,712
Other Forward Contracts:
  Commitments to purchase                    $     321,999      $        --

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

   At September 30, 1997 and December 31, 1996, respectively, the fair values of futures, forward and options contracts were:

                                           September 30, 1997            December 31, 1996
                                       --------------------------     ------------------------
                                               Fair Value                    Fair Value
                                       --------------------------     ------------------------
                                         Assets       Liabilities      Assets      Liabilities
                                       ----------     -----------     --------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                         $  248,895      $       --     $  2,587      $   21,181
     Currencies                             8,808           2,170      138,623           2,143
     Other                                166,666              --       88,437          22,665
  Foreign exchanges
     Financial                            778,097          30,107      110,601          28,084
     Other                                 51,645         115,891       82,373          25,804
Forward Contracts:
     Currencies                           224,522          85,196      308,705          73,143
     Other                                 11,009              --           --              --
Options Contracts:
  Domestic exchanges
     Financial                                 --              --       12,500           3,093
     Currencies                                --              --       12,922              --
     Other                                     --              --        3,280              --
  Foreign exchanges
     Financial                                 --              --       11,092              --
                                       ----------     -----------     --------     -----------
                                       $1,489,642      $  233,364     $771,120      $  176,113
                                       ----------     -----------     --------     -----------
                                       ----------     -----------     --------     -----------

   The following tables present the average fair value of futures, forward and options contracts during the nine and three months ended September 30, 1997 and 1996, respectively.

                                                       For the nine months ended
                                       ---------------------------------------------------------
                                           September 30, 1997             September 30, 1996
                                       --------------------------     --------------------------
                                           Average Fair Value             Average Fair Value
                                       --------------------------     --------------------------
                                         Assets       Liabilities       Assets       Liabilities
                                       ----------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                         $  182,040      $    7,537     $   67,099      $   22,035
     Currencies                           121,392           8,156        136,821          28,338
     Other                                149,447          30,298        379,008          90,635
  Foreign exchanges
     Financial                            272,641          37,100        252,556          27,273
     Other                                184,816          81,083         42,824          62,919
Forward Contracts:
     Currencies                           590,295         321,276        215,313         180,526
     Other                                  1,101              --            553           1,101
Options Contracts:
  Domestic exchanges
     Financial                              3,393             309          5,503              --
     Currencies                             1,786              --         16,235             436
     Other                                  3,111              --         17,106           1,085
  Foreign exchanges
     Financial                              1,199              --          6,264              --
     Other                                  7,930              --             --              --
                                       ----------     -----------     ----------     -----------
                                       $1,519,151      $  485,759     $1,139,282      $  414,348
                                       ----------     -----------     ----------     -----------
                                       ----------     -----------     ----------     -----------
                                                      For the three months ended
                                       ---------------------------------------------------------
                                           September 30, 1997             September 30, 1996
                                       --------------------------     --------------------------
                                           Average Fair Value             Average Fair Value
                                       --------------------------     --------------------------
                                         Assets       Liabilities       Assets       Liabilities
                                       ----------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                         $  340,147      $    5,672     $   24,091      $   11,057
     Currencies                           114,461           5,405         80,238          41,794
     Other                                 72,164          17,909        226,596          67,713
  Foreign exchanges
     Financial                            500,005          20,563        425,357          30,155
     Other                                136,408         135,827         65,385          45,589
Forward Contracts:
     Currencies                           575,888         459,423        226,713         319,314
     Other                                  2,752              --             --              --
Options Contracts:
  Domestic exchanges
     Financial                              5,356              --          8,633              --
     Currencies                               700              --         35,388           1,090
     Other                                     --              --         31,918              --
  Foreign exchanges
     Financial                                 --              --         15,660              --
     Other                                 19,612              --             --              --
                                       ----------     -----------     ----------     -----------
                                       $1,767,493      $  644,799     $1,139,979      $  516,712
                                       ----------     -----------     ----------     -----------
                                       ----------     -----------     ----------     -----------

   The following tables present the net realized gains (losses) and the change in net unrealized gains/losses of futures, forward and options contracts during the nine and three months ended September 30, 1997 and 1996, respectively.

                           For the nine months ended September 30, 1997         For the nine months ended September 30, 1996
                         ------------------------------------------------     ------------------------------------------------
                                              Change in                                            Change in
                          Net Realized      Net Unrealized                     Net Realized      Net Unrealized
                         Gains (Losses)      Gains/Losses        Total        Gains (Losses)      Gains/Losses        Total
                         --------------     --------------     ----------     --------------     --------------     ----------
Futures Contracts:
  Domestic exchanges
    Financial              $  (64,801)       $    267,489      $  202,688       $   44,132         $   (9,297)      $   34,835
    Currencies                616,082            (129,842)        486,240          214,906            227,026          441,932
    Other                     275,256             100,894         376,150          963,552           (640,876)         322,676
  Foreign exchanges
    Financial                (116,085)            665,473         549,388           97,178            662,887          760,065
    Other                     341,630            (120,815)        220,815           95,551             51,521          147,072
Forward Contracts:
    Currencies              1,730,564             (96,236)      1,634,328         (288,933)           210,570          (78,363)
    Other                          --              11,009          11,009            1,200                 --            1,200
Options Contracts:
  Domestic exchanges
    Financial                  45,787             (10,424)         35,363          (63,266)                --          (63,266)
    Currencies                (50,668)              5,967         (44,701)         (68,145)            (2,700)         (70,845)
    Other                     (34,997)             27,240          (7,757)         (26,057)           (43,435)         (69,492)
  Foreign exchanges
    Financial                 (36,877)             11,798         (25,079)         (51,595)            12,876          (38,719)
    Other                     (21,606)             (3,750)        (25,356)          (7,425)                --           (7,425)
                         --------------     --------------     ----------     --------------     --------------     ----------
                           $2,684,285        $    728,803      $3,413,088       $  911,098         $  468,572       $1,379,670
                         --------------     --------------     ----------     --------------     --------------     ----------
                         --------------     --------------     ----------     --------------     --------------     ----------
                          For the three months ended September 30, 1997        For the three months ended September 30, 1996
                         ------------------------------------------------     ------------------------------------------------
                                              Change in                                            Change in
                          Net Realized      Net Unrealized                     Net Realized      Net Unrealized
                         Gains (Losses)      Gains/Losses        Total        Gains (Losses)      Gains/Losses        Total
                         --------------     --------------     ----------     --------------     --------------     ----------
Futures Contracts:
  Domestic exchanges
    Financial              $  129,138        $     97,819      $  226,957       $ (167,579)        $   30,325       $ (137,254)
    Currencies                352,025               1,800         353,825         (230,545)           260,951           30,406
    Other                    (149,406)            134,639         (14,767)         (18,544)          (362,041)        (380,585)
  Foreign exchanges
    Financial                 391,312             666,413       1,057,725          280,244            778,346        1,058,590
    Other                      90,786            (168,678)        (77,892)         128,384                (93)         128,291
Forward Contracts:
    Currencies                266,041             321,439         587,480         (535,772)           183,288         (352,484)
    Other                          --              11,009          11,009             (180)                --             (180)
Options Contracts:
  Domestic exchanges
    Financial                 (23,619)                 --         (23,619)         (40,813)                --          (40,813)
    Currencies                (16,688)               (225)        (16,913)         (58,057)            (2,700)         (60,757)
    Other                      (4,020)                 --          (4,020)             696            (42,109)         (41,413)
  Foreign exchanges
    Financial                      --                  --              --          (51,595)            12,876          (38,719)
    Other                     (14,336)             (2,983)        (17,319)              --                 --               --
                         --------------     --------------     ----------     --------------     --------------     ----------
                           $1,021,233        $  1,061,233      $2,082,466       $ (693,761)        $  858,843       $  165,082
                         --------------     --------------     ----------     --------------     --------------     ----------
                         --------------     --------------     ----------     --------------     --------------     ----------

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

   As of September 30, 1997, a significant portion of the Partnership's net assets was held in U.S. Treasury bills (which represented approximately 75% of the net assets prior to redemptions payable) and cash, which are used as margin for the Partnership's trading in commodities. Inasmuch as the sole business of the Partnership is to trade in commodities, the Partnership continues to own such liquid assets to be used as margin. The percentage that U.S. Treasury bills bears to the net assets varies each day, and from month to month, as the market value of commodity interests change. The balance of the total net assets is held in cash. All interest earned on the Partnership's interest-bearing funds is paid to the Partnership.

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

   Redemptions by limited partners and the General Partner recorded for the nine months ended September 30, 1997 were $922,779 and $9,276, respectively, and from commencement of operations, February 15, 1991, through September 30, 1997 totalled $71,688,882 and $777,574, respectively. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   In accordance with the Agreement of Limited Partnership, if the Partnership's net asset value declines below $10 million, the Partnership will dissolve.

Results of Operations

   The net asset value per OptiMax Unit as of September 30, 1997 was $162.75, an increase of 14.20% from the December 31, 1996 value of $142.51.

   During July, the Partnership recognized gains in the financial, currency, metal and index sectors. Positions in the grain, soft and energy sectors were unprofitable. Following the Federal Reserve Chairman's generally upbeat congressional testimony on the state of the U.S. economy, investor sentiment soared, sending U.S. bond prices higher and the yield on the benchmark 30-year U.S. Treasury bond down to levels not seen in 18 months. Positions in U.S. Treasury, German, French, Australian and Eurodollar bonds resulted in strong gains as did positions in Japanese Government bonds. As the Australian central bank sold approximately 60% of their gold reserves, prices tumbled profiting the Partnership's gold and silver positions. In the metal sector, aluminum positions were also profitable. In the currency sector, strong gains were experienced in the Deutsche mark, Australian dollar, and Singapore dollar as the U.S. dollar soared in response to investors exchanging foreign currencies for U.S. dollars. Positions in the Japanese yen and British pound were unprofitable. In the index sector, gains were seen from positions in the French CAC 40 and S&P 500 as both markets increased in value. Losses were experienced in the grain sector as unseasonably hot weather in the midwest raised concerns that grain crops would be damaged during critical developmental stages. In the soft sector, shifting inventory expectations and fickle weather patterns altered investor sentiment making positions in cotton, cocoa and coffee unprofitable.

   During August, the Partnership incurred losses in the metal, currency, financial, energy, index, soft and grain sectors. Subsequent to the U.S. equity markets falling, a chain reaction occurred as worldwide fixed income instrument prices tumbled followed by the declining value of the U.S. dollar driving losses in both the financial and currency sectors. In the financial sector, fears of inflation and higher interest rates caused a sharp sell-off in bonds which was felt across the U.S. and Europe. As a result, the Partnership incurred losses in Eurodollars and U.S., German, and French bonds. In the currency sector, the dollar tumbled against the German mark and other major currencies after the Bundesbank warned that it would monitor exchange rates if the German economy continued to show signs of inflation. Losses were experienced in the British pound, German mark, Australian dollar, French franc and Italian lira. In the soft sector, coffee prices rose on fears that Central American and Colombian harvests would not replenish low supplies to support strong consumer demands, thus providing losses for the Partnership's short positions. In the energy sector, the Partnership incurred losses in heating oil and light crude oil positions after reports of a shutdown at a major oil refinery in Texas overshadowed data showing an unexpected increase in U.S. inventories of crude oil.

   During September, the Partnership realized gains in the financial, currency, metal, energy, grain and soft sectors. Losses were seen in the index sector. The main factor for the financial sector was the drop in U.S. long-term interest rates from 6.75% to 6.40%. This fall in U.S. interest rates impacted Japanese and European bond prices as they both trended higher, contributing to the positive performance of the Partnership. In addition, country specific factors affected the upward movement in global bond prices. In Europe, the anticipation that Italy and Spain will be included in the first round of the European Monetary Union persisted. Thus, long-term interest rates in those countries continued to fall as their yields must eventually converge with German bond yields, the benchmark for the bond market in Europe. In the currency sector, the Partnership experienced significant gains across several currencies. These included the Malaysian ringgit, the Canadian dollar and the French franc. In the metal sector, long metal positions profited as precious metals prices, including gold and silver, rose on indications of strengthening demand. Non-precious metals, specifically copper, also experienced gains. The index sector was the only sector with negative net returns. Specifically, losses were seen in S&P 500 and Hang Seng index positions.

   Prior to April 1, 1996, trading gains and losses and expenses (other than those expenses that were particular to Class A Units) were allocated between the Class A Units and Class B Units based on the pro rata portion of the Partnership's Traded Assets to each Class. See Note A to the financial statements for further details.

   As discussed in Liquidity and Capital Resources above, the letter of credit expired on March 31, 1996. As a result, there were no letter of credit fees charged during the nine months ended September 30, 1997. With the expiration of the letter of credit, Reserve Assets were allocated to commodities trading thus increasing the Partnership's investment in U.S. Treasury bills. This increase in U.S. Treasury bills, coupled with additional increases in U.S. Treasury bills as a result of the strong trading performance of the Partnership since

September 1996, partially offset by the liquidation of U.S. Treasury bills for the payment of redemptions, resulted in an increase in interest income from U.S. Treasury bills of $35,000 and $4,000, respectively, for the nine and three months ended September 30, 1997 as compared to 1996. However, interest income from Reserve Assets, which totalled $148,000 for the three months ended March 31, 1996, was eliminated following the allocation of Reserve Assets to commodities trading.

   Commissions are calculated on the Traded Assets on the first day of each month and, therefore, vary due to trading performance and redemptions. Additionally, the Traded Assets increased when the letter of credit expired and Reserve Assets were allocated to commodities trading as discussed above. In addition to this increase in Traded Assets, the strong trading performance of the Partnership since September 1996 offset, in part, by redemptions, caused additional increases in Traded Assets in 1997 resulting in an increase in commissions of $80,000 and $20,000, respectively, for the nine and three months ended September 30, 1997 as compared to 1996.

   Other transaction fees consist of National Futures Association, exchange and clearing fees which are based on the number of trades the trading managers execute. Other transaction fees decreased $13,000 and $2,000, respectively, for the nine and three months ended September 30, 1997 as compared to 1996 due to decreased trading volume.

   Through April 1997, all trading decisions for the Partnership were made by Willowbridge Associates Inc., Chesapeake Capital Corporation ('Chesapeake'), Robert M. Tamiso and Hyman Beck & Company Inc. (collectively the 'Trading Managers'). During May 1997, Eagle Trading Systems, Inc. ('Eagle') replaced Chesapeake as a Trading Manager for the Partnership. All assets previously managed by Chesapeake were allocated to Eagle pursuant to its Eagle-Global System trading program. Management fees are calculated on the portion of the Traded Assets allocated to each Trading Manager at the end of the month, and, therefore, are affected by trading performance and redemptions and the additional allocation of assets to commodities trading as discussed above. As discussed in commissions above, the monthly Traded Assets increased in 1997 versus 1996 resulting from the net effect of a strong trading performance, the additional allocation of assets to commodity trading, and redemptions. Offsetting the effect of these 1997 increases in Traded Assets on management fees was a decrease in the rate of the monthly management fee paid to Eagle. Beginning in April 1997, Eagle is paid a management fee at a 2% annual rate on its Traded Assets compared to 2.5% paid to Chesapeake. As a result of the above, management fees increased $5,000 for the nine months ended September 30, 1997 compared to 1996. Management fees for the three months ended September 30, 1997 were relatively flat as compared to 1996.

   Incentive fees are based on the New High Net Trading Profits generated by each Trading Manager, as defined in the Advisory Agreements between the Partnership, the General Partner and each Trading Manager. Incentive fees earned in the nine and three months ended September 30, 1997 increased $436,000 and $215,000, respectively, as a result of the strong trading performance of the Partnership in 1997 as compared to 1996.

   General and administrative expenses decreased $29,000 and $25,000, respectively, for the nine and three months ended September 30, 1997 as compared to 1996 mainly due to the costs associated with the expiration of the letter of credit and the merger of the A and B units in 1996 as discussed above.

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

PRUDENTIAL-BACHE OPTIMAX FUTURES FUND, L.P.

By: Seaport Futures Management, Inc.
    A Delaware corporation, General Partner

     By: /s/ Steven Carlino                       Date: November 14, 1997
     ----------------------------------------
     Steven Carlino
     Vice President
     Chief Accounting Officer for the
     Registrant