Form 10-Q
period 1998-03-31
PRUDENTIAL BACHE OPTIMAX FUTURES FUND LP
filed 1998-05-15
CIK 866533

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 1998

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
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                         March 31,      December 31,
                                                                           1998             1997
----------------------------------------------------------------------------------------------------
ASSETS
Equity in commodity trading accounts:
Cash                                                                    $ 3,412,799     $ 2,930,275
U.S. Treasury bills, at amortized cost                                   12,855,536      11,957,555
Net unrealized gain on open commodity positions                             620,825       1,082,273
Options, at market                                                           30,504          36,807
                                                                        -----------     ------------
Total assets                                                            $16,919,664     $16,006,910
                                                                        -----------     ------------
                                                                        -----------     ------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Redemptions payable                                                     $   346,303     $   203,740
Accrued expenses                                                            120,846         100,952
Incentive fees payable                                                      249,410          85,079
Management fees payable                                                      30,097          28,516
Other transaction fees payable                                                3,177           2,421
                                                                        -----------     ------------
Total liabilities                                                           749,833         420,708
                                                                        -----------     ------------
Commitments
Partners' capital
Limited partners (90,225.781 and 92,158.661 OptiMax Units
  outstanding)                                                           16,008,023      15,430,323
General partner (912 and 931 OptiMax Units outstanding)                     161,808         155,879
                                                                        -----------     ------------
Total partners' capital                                                  16,169,831      15,586,202
                                                                        -----------     ------------
Total liabilities and partners' capital                                 $16,919,664     $16,006,910
                                                                        -----------     ------------
                                                                        -----------     ------------
Net asset value per limited and general partnership units (the
'OptiMax Units')                                                        $    177.42     $    167.43
                                                                        -----------     ------------
                                                                        -----------     ------------
----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

                  PRUDENTIAL-BACHE OPTIMAX FUTURES FUND, L.P.
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                              Three months ended
                                                                                  March 31,
                                                                           ------------------------
                                                                              1998          1997
---------------------------------------------------------------------------------------------------
REVENUES
Net realized gain on commodity transactions                                $1,977,664    $1,629,245
Change in unrealized gain on open commodity positions                        (480,287)      409,133
Interest from U.S. Treasury bills                                             161,585       143,437
                                                                           ----------    ----------
                                                                            1,658,962     2,181,815
                                                                           ----------    ----------
EXPENSES
Commissions                                                                   323,925       305,310
Other transaction fees                                                         17,634        12,040
Management fees                                                                90,282        93,605
Incentive fees                                                                249,410       268,361
General and administrative                                                     47,779        52,529
                                                                           ----------    ----------
                                                                              729,030       731,845
                                                                           ----------    ----------
Net income                                                                 $  929,932    $1,449,970
                                                                           ----------    ----------
                                                                           ----------    ----------
ALLOCATION OF NET INCOME
Limited partners                                                           $  920,632    $1,435,461
                                                                           ----------    ----------
                                                                           ----------    ----------
General partner                                                            $    9,300    $   14,509
                                                                           ----------    ----------
                                                                           ----------    ----------
NET INCOME PER WEIGHTED AVERAGE LIMITED
AND GENERAL PARTNERSHIP UNIT
Net income per weighted average limited
  and general partnership unit                                             $     9.99    $    14.45
                                                                           ----------    ----------
                                                                           ----------    ----------
Weighted average number of limited and
  general partnership units outstanding                                        93,090       100,339
                                                                           ----------    ----------
                                                                           ----------    ----------
---------------------------------------------------------------------------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                              OPTIMAX         LIMITED       GENERAL
                                               UNITS         PARTNERS       PARTNER         TOTAL
----------------------------------------------------------------------------------------------------
Partners' capital--December 31, 1997         93,089.661     $15,430,323     $155,879     $15,586,202
Net income                                           --         920,632        9,300         929,932
Redemptions                                  (1,951.880)       (342,932)      (3,371)       (346,303)
                                             ----------     -----------     --------     -----------
Partners' capital--March 31, 1998            91,137.781     $16,008,023     $161,808     $16,169,831
                                             ----------     -----------     --------     -----------
                                             ----------     -----------     --------     -----------
----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

                  PRUDENTIAL-BACHE OPTIMAX FUTURES FUND, L.P.
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Prudential-Bache OptiMax Futures Fund, L.P. (the 'Partnership') as of March 31, 1998 and the results of its operations for the three months ended March 31, 1998 and 1997. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

   Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1997.

B. Related Parties

   Seaport Futures Management, Inc. (the 'General Partner') and its affiliates perform services for the Partnership which include, but are not limited to: brokerage services; accounting and financial management; registrar, transfer and assignment functions; investor communications; printing services and other administrative services.

   The costs incurred for these services for the three months ended March 31, 1998 and 1997 were:

                                    1998           1997
---------------------------------------------------------
Commissions                       $ 323,925      $305,310
General and administrative           23,082        28,897
                                -------------    --------
                                  $ 347,007      $334,207
                                -------------    --------
                                -------------    --------

   Expenses payable to the General Partner and its affiliates (which are included in accrued expenses) were $38,020 and $17,761 as of March 31, 1998 and December 31, 1997, respectively.

   The Partnership maintains its trading and cash accounts at Prudential Securities Incorporated ('PSI'), the Partnership's commodity broker and an affiliate of the General Partner. Except for the portion of assets that is deposited as margin to maintain forward currency contract positions as further discussed below, the Partnership's assets are maintained either with PSI or, for margin purposes, with the various exchanges on which the Partnership is permitted to trade.

   The Partnership, acting through its trading managers, executes over-the-counter, spot, forward and/or option foreign exchange transactions with PSI. PSI then engages in back-to-back trading with an affiliate, Prudential-Bache Global Markets Inc. ('PBGM'). PBGM attempts to earn a profit on such transactions. PBGM keeps its prices on foreign currency competitive with other interbank currency trading desks. All over-the-counter currency transactions are conducted between PSI and the Partnership pursuant to a line of credit. PSI may require that collateral be posted against the marked-to-market position of the Partnership.

C. Credit and Market Risk

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

   PSI, when acting as the Partnership's futures commission merchant in accepting orders for the purchase or sale of domestic futures and options contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to the Partnership all assets of the Partnership relating to domestic futures and options trading and is not to commingle such assets with other assets of PSI. At March 31, 1998 and December 31, 1997, such segregated assets totalled $8,280,818 and $8,917,171, respectively. Part 30.7 of the CFTC regulations also requires PSI to secure assets of the Partnership related to foreign futures and options trading, which totalled $8,542,588 and $6,988,356 at March 31, 1998 and December 31, 1997, respectively. There are no segregation requirements for assets related to forward trading.

   As of March 31, 1998, all open futures, forward and options contracts mature within one year.

   At March 31, 1998 and December 31, 1997, gross contract amounts of open futures, forward and options contracts were:

                                                 1998               1997
                                             -------------      ------------
Financial Futures and Options Contracts:
  Commitments to purchase                    $ 574,478,976      $139,900,563
  Commitments to sell                           28,321,934         7,437,372
Currency Futures and Options Contracts:
  Commitments to purchase                        7,034,638           492,662
  Commitments to sell                           12,144,475        21,706,418
Currency Forward Contracts:
  Commitments to purchase                        6,923,811         7,046,771
  Commitments to sell                            7,102,734        10,358,738
Other Futures and Options Contracts:
  Commitments to purchase                          210,130           456,506
  Commitments to sell                            5,599,951        11,247,722
Other Forward Contracts:
  Commitments to purchase                        1,221,398           121,273

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

   At March 31, 1998 and December 31, 1997, respectively, the fair values of open futures, forward and options contracts were:

                                                 1998                          1997
                                       ------------------------     --------------------------
                                        Assets      Liabilities       Assets       Liabilities
                                       --------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                         $  8,100      $   37,306     $  146,750      $   23,700
     Currencies                         289,421          17,157        197,088          38,848
     Other                              112,392           8,250        390,029              --
  Foreign exchanges
     Financial                          247,258          62,209        324,620           3,840
     Other                               28,134          35,816        119,206         130,415
Forward Contracts:
     Currencies                          59,116           9,389        257,080         154,865
     Other                               46,531              --             --             832
Options Contracts:
  Domestic exchanges
     Financial                           15,438              --          6,907              --
     Currencies                          10,725              --         29,900              --
  Foreign exchanges
     Other                                4,341              --             --              --
                                       --------     -----------     ----------     -----------
                                       $821,456      $  170,127     $1,471,580      $  352,500
                                       --------     -----------     ----------     -----------
                                       --------     -----------     ----------     -----------

   The following table presents the average fair value of futures, forward and options contracts during the three months ended March 31, 1998 and 1997, respectively.

                                                  1998                           1997
                                       --------------------------     --------------------------
                                         Assets       Liabilities       Assets       Liabilities
                                       ----------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                         $  107,279      $   18,820     $   88,061      $   11,461
     Currencies                           209,641          16,325        186,115          14,986
     Other                                162,140           8,559        245,592          48,766
  Foreign exchanges
     Financial                            506,368          44,335        168,150          50,604
     Other                                103,942          50,910        219,925          22,035
Forward Contracts:
     Currencies                           393,346         163,166        712,157         114,752
     Other                                 29,984             208             --              --
Options Contracts:
  Domestic exchanges
     Financial                              5,586              --          3,125             773
     Currencies                            10,156              --          3,764              --
     Other                                     --              --          5,749              --
  Foreign exchanges
     Financial                                 --              --          2,998              --
     Other                                  1,085              --            213              --
                                       ----------     -----------     ----------     -----------
                                       $1,529,527      $  302,323     $1,635,849      $  263,377
                                       ----------     -----------     ----------     -----------
                                       ----------     -----------     ----------     -----------

   The following table presents trading revenues from futures, forward and options contracts during the three months ended March 31, 1998 and 1997, respectively.

                                       1998               1997
                                  --------------     --------------
Futures Contracts:
  Domestic exchanges
     Financial                      $ (169,515)        $   46,974
     Currencies                         61,055            (29,974)
     Other                             156,352            583,199
  Foreign exchanges
     Financial                       1,092,892            125,641
     Other                             101,685            319,285
Forward Contracts:
     Currencies                        235,782            973,654
     Other                              61,797                 --
Options Contracts:
  Domestic exchanges
     Financial                         (14,234)            58,982
     Currencies                        (27,051)           (24,813)
     Other                                  --             14,222
  Foreign exchanges
     Financial                              --            (25,079)
     Other                              (1,386)            (3,713)
                                  --------------     --------------
                                    $1,497,377         $2,038,378
                                  --------------     --------------
                                  --------------     --------------

                  PRUDENTIAL-BACHE OPTIMAX FUTURES FUND, L.P.
                            (a limited partnership)
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   The Partnership commenced operations on February 15, 1991 with gross proceeds of $70,309,500. After accounting for organizational and offering expenses, the Partnership's net proceeds were $62,452,578 for Class A Units and $6,156,925 for Class B Units. At the inception of the Partnership, 60% of the initial net proceeds of the Class A Units and 100% of the initial net proceeds of the Class B Units were allocated to trading activity ('Traded Assets'). The remaining 40% of the initial net proceeds of the Class A Units was placed in reserve and invested in investment grade interest-bearing obligations ('Reserve Assets').

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

   As of March 31, 1998, a significant portion of the Partnership's net assets was held in U.S. Treasury bills (which represented approximately 78% of the net assets prior to redemptions payable) and cash, which are used as margin for the Partnership's trading in commodities. Inasmuch as the sole business of the Partnership is to trade in commodities, the Partnership continues to own such liquid assets to be used as margin. The percentage that U.S. Treasury bills bears to the net assets varies each day, and from month to month, as the market value of commodity interests change. The balance of the total net assets is held in cash. All interest earned on the Partnership's interest-bearing funds is paid to the Partnership.

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

   Redemptions by limited partners and the General Partner recorded for the three months ended March 31, 1998 were $342,932 and $3,371, respectively, and from commencement of operations, February 15, 1991, through March 31, 1998 totalled $72,233,376 and $783,125, respectively. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   In accordance with the Agreement of Limited Partnership, if the Partnership's net asset value declines below $10 million, the Partnership will dissolve.

Results of Operations

   The net asset value per OptiMax Unit as of March 31, 1998 was $177.42, an increase of 5.97% from the December 31, 1997 value of $167.43.

   The Partnership's positive performance in January resulted from gains in the financial, currency, energy, metal and soft sectors. Losses were experienced in the index and grain sectors. In the financial sector, the Partnership continued to be profitable. During the latter part of 1997 and into early 1998, it became clear that a number of factors, particularly the increasing amount of bonds made available for sale by central banks, pointed to an imbalance in the relationship between stock and bond levels. This imbalance caused bond prices to rally in the U.S. and certain European countries, resulting in profits for the Partnership. Currency sector positions in the Malaysian ringgit, Singapore dollar, Australian dollar, Swiss franc and Italian lira profited the Partnership. In the energy sector, the Partnership gained as light crude and heating oil prices rose on the possibility of a conflict in the Middle East. Overall gains were partially offset by losses in the grain sector. Specifically, losses were recognized in wheat and corn positions as bullish crop reports surfaced in Latin America. In the Far East, the soybean crop report was also bullish resulting in losses for the Partnership. Additionally, the Partnership incurred losses in index sector positions in the S&P 500, FTSE 100, Nikkei and CAC 40.

   The Partnership recorded net losses for February. Unprofitable sectors included the currency and financial sectors. Gains were experienced in the grain, metal, soft, energy and index sectors. In the currency sector, the Partnership incurred losses as the deutsche mark fell from highs reached earlier in the month. The yen rose in value on hopes that the Japanese government might take stronger fiscal action to improve the economy, hurting the Partnership's short positions. Additionally, positions in the Singapore dollar, Australian dollar, Malaysian ringget and Swiss franc lost value. Financial sector positions incurred losses as well, particularly in the Eurodollar, British gilt, Japanese and Australian bond positions. U.S. bonds were unprofitable as new concerns of accelerating economic activity caused prices to decline during the month. In the soft sector, the Partnership achieved gains in corn and soybean positions. Metal sector positions also had gains, particularly in silver, as the price rose to a 9 1/2-year high on aggressive buying by a large investor. Copper positions were also profitable for the Partnership.

   The Partnership's positive performance in March resulted from gains in the currency, grain, index and financial sectors. Losses were incurred in the soft and metal sectors. In the currency sector, investors abandoned the safe haven of the Swiss franc and began to move their investments into other currencies. This migration profited many positions including the Swiss franc, German deutsche mark, Japanese yen and Singapore dollar. In the grain sector, the price of soybeans declined on news of an impending surplus, profiting the Partnership's short positions. As many world indices continued their dramatic rise, the Partnership was able to profit from long positions in the French CAC 40, British FTSE and S&P 500. The Partnership's losses were primarily from cotton positions in the soft sector. The cotton market proved to be volatile during the month, starting out higher, then ending lower on government reports.

   Interest income from U.S. Treasury bills increased by approximately $18,000 for the three months ended March 31, 1998 as compared to 1997 as a result of strong trading performance during the latter part of 1997 and continued positive trading performance during the first three months of 1998, which resulted in higher levels of investments in U.S. Treasury bills.

   Commissions are calculated on the Traded Assets on the first day of each month and, therefore, vary due to trading performance and redemptions. Commissions increased by approximately $19,000 for the three months ended March 31, 1998 as compared to 1997 due to the effect of strong trading performance during the latter part of 1997 and continued positive trading performance during the first three months of 1998, partially offset by redemptions, on the monthly Traded Assets.

   Other transaction fees consist of National Futures Association, exchange and clearing fees which are based on the number of trades the trading managers execute. Other transaction fees increased by approximately $6,000 for the three months ended March 31, 1998 as compared to 1997 due to increased trading volume.

   Through April 1997, all trading decisions for the Partnership were made by Willowbridge Associates Inc., Chesapeake Capital Corporation ('Chesapeake'), Robert M. Tamiso and Hyman Beck & Company Inc. Effective May 1997, Eagle Trading Systems, Inc. ('Eagle') replaced Chesapeake as a trading manager for the Partnership.

   Management fees are calculated on the portion of the Traded Assets allocated to each trading manager at the end of the month, and, therefore, are affected by trading performance and redemptions. As discussed in commissions above, the monthly Traded Assets increased in 1998 versus 1997 resulting from the net effect of strong trading performance and redemptions. However, Eagle is paid a management fee at a 2% annual rate on its Traded Assets compared to 2.5% paid to Chesapeake. As a result of the above, management fees decreased by approximately $3,000 for the three months ended March 31, 1998 as compared to 1997.

   Incentive fees are based on the New High Net Trading Profits generated by each trading manager, as defined in the Advisory Agreement among the Partnership, the General Partner and each trading manager. Accordingly, incentive fees of approximately $20,000 and $229,000 were earned during the three months ended March 31, 1998 by Eagle and Robert M. Tamiso, respectively. Additionally, incentive fees of approximately $33,000, $64,000, $113,000 and $58,000 were earned during the three months ended March 31, 1997 by Chesapeake, Willowbridge Associates Inc., Robert M. Tamiso and Hyman Beck & Company, Inc.

   General and administrative expenses decreased by approximately $5,000 for the three months ended March 31, 1998 as compared to 1997. These expenses include reimbursements of costs incurred by the General Partner on behalf of the Partnership, in addition to accounting, audit, tax and legal fees as well as printing and postage costs related to reports sent to limited partners.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings--There are no material legal proceedings pending by or against the Registrant or the General Partner.

Item 2. Changes in Securities--None

Item 3. Defaults Upon Senior Securities--None

Item 4. Submission of Matters to a Vote of Security Holders--None

Item 5. Other Information--None

Item 6. Exhibits and Reports on Form 8-K:

        (a) Exhibits

           3.1      Agreement of Limited Partnership of the Partnership, dated as of July 12, 1990
           and      as amended as of October 3, 1990 (incorporated by reference to Exhibit A to the
           4.1      Registrant's Registration Statement on Form S-1, File No. 33-36216)

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

          27.1      Financial Data Schedule (filed herewith)

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

PRUDENTIAL-BACHE OPTIMAX FUTURES FUND, L.P.

By: Seaport Futures Management, Inc.
    A Delaware corporation, General Partner

     By: /s/ Steven Carlino                       Date: May 15, 1998
     ----------------------------------------
     Steven Carlino
     Vice President
     Chief Accounting Officer for the
     Registrant