Form 10-Q
period 1998-06-30
PRUDENTIAL BACHE OPTIMAX FUTURES FUND LP
filed 1998-08-13
CIK 866533

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 1998

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                         June 30,       December 31,
                                                                           1998             1997
----------------------------------------------------------------------------------------------------
ASSETS
Equity in commodity trading accounts:
Cash                                                                    $ 4,049,137     $ 2,930,275
U.S. Treasury bills, at amortized cost                                   12,517,017      11,957,555
Net unrealized gain (loss) on open commodity positions                     (143,518)      1,082,273
Options, at market                                                            4,014          36,807
                                                                        -----------     ------------
Total assets                                                            $16,426,650     $16,006,910
                                                                        -----------     ------------
                                                                        -----------     ------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Redemptions payable                                                     $   634,183     $   203,740
Incentive fees payable                                                      162,588          85,079
Accrued expenses                                                            101,310         100,952
Management fees payable                                                      28,805          28,516
Other transaction fees payable                                                5,413           2,421
                                                                        -----------     ------------
Total liabilities                                                           932,299         420,708
                                                                        -----------     ------------
Commitments
Partners' capital
Limited partners (86,678.223 and 92,158.661 OptiMax Units
  outstanding)                                                           15,339,326      15,430,323
General partner (876 and 931 OptiMax Units outstanding)                     155,025         155,879
                                                                        -----------     ------------
Total partners' capital                                                  15,494,351      15,586,202
                                                                        -----------     ------------
Total liabilities and partners' capital                                 $16,426,650     $16,006,910
                                                                        -----------     ------------
                                                                        -----------     ------------
Net asset value per limited and general partnership units (the
'OptiMax Units')                                                        $    176.97     $    167.43
                                                                        -----------     ------------
                                                                        -----------     ------------
----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

                  PRUDENTIAL-BACHE OPTIMAX FUTURES FUND, L.P.
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                  Six months ended                 Three months ended
                                                      June 30,                          June 30,
                                           ------------------------------    ------------------------------
                                               1998             1997             1998             1997
-----------------------------------------------------------------------------------------------------------
REVENUES
Net realized gain on commodity
  transactions                              $ 3,163,429      $ 1,663,052      $ 1,185,765       $  33,807
Change in unrealized gain/loss on open
  commodity positions                        (1,240,478)        (332,430)        (760,191)       (741,563)
Interest from U.S. Treasury bills               310,852          291,448          149,267         148,011
                                           -------------    -------------    -------------    -------------
                                              2,233,803        1,622,070          574,841        (559,745)
                                           -------------    -------------    -------------    -------------
EXPENSES
Commissions                                     643,148          591,606          319,223         286,296
Other transaction fees                           46,022           28,193           28,388          16,153
Management fees                                 175,627          171,412           85,345          77,807
Incentive fees                                  411,998          268,361          162,588              --
General and administrative                       68,373           97,471           20,594          44,942
                                           -------------    -------------    -------------    -------------
                                              1,345,168        1,157,043          616,138         425,198
                                           -------------    -------------    -------------    -------------
Net income (loss)                           $   888,635      $   465,027      $   (41,297)      $(984,943)
                                           -------------    -------------    -------------    -------------
                                           -------------    -------------    -------------    -------------
ALLOCATION OF NET INCOME (LOSS)
Limited partners                            $   879,747      $   460,373      $   (40,884)      $(975,088)
                                           -------------    -------------    -------------    -------------
                                           -------------    -------------    -------------    -------------
General partner                             $     8,888      $     4,654      $      (413)      $  (9,855)
                                           -------------    -------------    -------------    -------------
                                           -------------    -------------    -------------    -------------
NET INCOME (LOSS) PER WEIGHTED AVERAGE
LIMITED AND GENERAL PARTNERSHIP UNIT
Net income (loss) per weighted average
  limited and general partnership unit      $      9.65      $      4.68      $      (.45)      $  (10.00)
                                           -------------    -------------    -------------    -------------
                                           -------------    -------------    -------------    -------------
Weighted average number of limited and
  general partnership units outstanding          92,114           99,411           91,138          98,484
                                           -------------    -------------    -------------    -------------
                                           -------------    -------------    -------------    -------------
-----------------------------------------------------------------------------------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                              OPTIMAX         LIMITED       GENERAL
                                               UNITS         PARTNERS       PARTNER         TOTAL
----------------------------------------------------------------------------------------------------
Partners' capital--December 31, 1997         93,089.661     $15,430,323     $155,879     $15,586,202
Net income                                       --             879,747       8,888          888,635
Redemptions                                  (5,535.438)       (970,744)     (9,742 )       (980,486)
                                             ----------     -----------     --------     -----------
Partners' capital--June 30, 1998             87,554.223     $15,339,326     $155,025     $15,494,351
                                             ----------     -----------     --------     -----------
                                             ----------     -----------     --------     -----------
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

                  PRUDENTIAL-BACHE OPTIMAX FUTURES FUND, L.P.
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Prudential-Bache OptiMax Futures Fund, L.P. (the 'Partnership') as of June 30, 1998 and the results of its operations for the six and three months ended June 30, 1998 and 1997. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

B. Related Parties

   Seaport Futures Management, Inc. (the 'General Partner') and its affiliates perform services for the Partnership which include, but are not limited to: brokerage services; accounting and financial management; registrar, transfer and assignment functions; investor communications; printing services and other administrative services. The costs incurred for these services were:

                                                   Six months ended                 Three months ended
                                                       June 30,                          June 30,
                                            ------------------------------    ------------------------------
                                                1998             1997             1998             1997
                                            -------------    -------------    -------------    -------------
     Commissions                              $ 643,148        $ 591,606        $ 319,223        $ 286,296
     General and Administrative                  44,519           48,252           21,437           19,355
                                            -------------    -------------    -------------    -------------
                                              $ 687,667        $ 639,858        $ 340,660        $ 305,651
                                            -------------    -------------    -------------    -------------
                                            -------------    -------------    -------------    -------------

   Expenses payable to the General Partner and its affiliates (which are included in accrued expenses) were $55,266 and $17,761 as of June 30, 1998 and December 31, 1997, respectively.

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

   PSI, when acting as the Partnership's futures commission merchant in accepting orders for the purchase or sale of domestic futures and options contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to the Partnership all assets of the Partnership relating to domestic futures and options trading and is not to commingle such assets with other assets of PSI. At June 30, 1998 and December 31, 1997, such segregated assets totalled $7,119,011 and $8,917,171, respectively. Part 30.7 of the CFTC regulations also requires PSI to secure assets of the Partnership related to foreign futures and options trading, which totalled $9,803,550 and $6,988,356 at June 30, 1998 and December 31, 1997, respectively. There are no segregation requirements for assets related to forward trading.

   As of June 30, 1998, all open futures, forward and options contracts mature within one year.

   At June 30, 1998 and December 31, 1997, gross contract amounts of open futures, forward and options contracts were:

                                                 1998               1997
                                             -------------      ------------
Financial Futures and Options Contracts:
  Commitments to purchase                    $ 448,315,637      $139,900,563
  Commitments to sell                            9,816,965         7,437,372
Currency Futures and Options Contracts:
  Commitments to purchase                        7,931,296           492,662
  Commitments to sell                           13,636,930        21,706,418
Currency Forward Contracts:
  Commitments to purchase                        9,104,916         7,046,771
  Commitments to sell                            9,909,013        10,358,738
Other Futures and Options Contracts:
  Commitments to purchase                        2,163,062           456,506
  Commitments to sell                            1,177,590        11,247,722
Other Forward Contracts:
  Commitments to purchase                           85,935           121,273

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

   At June 30, 1998 and December 31, 1997, respectively, the fair values of futures, forward and options contracts were:

                                                 1998                          1997
                                       ------------------------     --------------------------
                                        Assets      Liabilities       Assets       Liabilities
                                       --------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                         $240,128      $   10,369     $  146,750      $   23,700
     Currencies                         187,690         109,970        197,088          38,848
     Other                               28,265          48,878        390,029              --
  Foreign exchanges
     Financial                          184,148         127,537        324,620           3,840
     Other                               28,489          19,573        119,206         130,415
Forward Contracts:
     Currencies                         110,088         520,063        257,080         154,865
     Other                                   --          85,936             --             832
Options Contracts:
  Domestic exchanges
     Financial                               --              --          6,907              --
     Currencies                              --              --         29,900              --
  Foreign exchanges
     Other                                4,014              --             --              --
                                       --------     -----------     ----------     -----------
                                       $782,822      $  922,326     $1,471,580      $  352,500
                                       --------     -----------     ----------     -----------
                                       --------     -----------     ----------     -----------

   The following table presents the average fair value of futures, forward and options contracts during the six months ended June 30, 1998 and 1997, respectively.

                                                  1998                           1997
                                       --------------------------     --------------------------
                                         Assets       Liabilities       Assets       Liabilities
                                       ----------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                         $   98,886      $   15,787     $   90,512      $   10,768
     Currencies                           256,498          37,079        108,702           8,563
     Other                                140,157          25,194        182,418          38,634
  Foreign exchanges
     Financial                            451,627          58,393        118,911          44,737
     Other                                 69,057          46,794        217,304          54,528
Forward Contracts:
     Currencies                           301,815         194,967        538,931         247,186
     Other                                 18,118          24,821             --              --
Options Contracts:
  Domestic exchanges
     Financial                              9,692              --          1,786             442
     Currencies                             5,896              --          2,551              --
     Other                                     --              --          4,444              --
  Foreign exchanges
     Financial                              1,061              --          1,713              --
     Other                                  2,072              --          2,073              --
                                       ----------     -----------     ----------     -----------
                                       $1,354,879      $  403,035     $1,269,345      $  404,858
                                       ----------     -----------     ----------     -----------
                                       ----------     -----------     ----------     -----------

   The following table presents the average fair value of futures, forward and options contracts during the three months ended June 30, 1998 and 1997, respectively.

                                                  1998                          1997
                                       --------------------------     ------------------------
                                         Assets       Liabilities      Assets      Liabilities
                                       ----------     -----------     --------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                         $   67,797      $   18,134     $135,477      $    7,383
     Currencies                           311,587          52,854       11,706           8,130
     Other                                111,233          37,593      169,070          32,991
  Foreign exchanges
     Financial                            345,794          73,404       73,126          41,026
     Other                                 23,940          39,933      243,391          77,789
Forward Contracts:
     Currencies                           149,609         180,374      259,076         355,949
     Other                                 13,355          43,229           --              --
Options Contracts:
  Domestic exchanges
     Financial                             15,235              --           --              --
     Currencies                             2,844              --          700              --
     Other                                     --              --        5,413              --
  Foreign exchanges
     Financial                              1,857              --           --              --
     Other                                  3,626              --        3,420              --
                                       ----------     -----------     --------     -----------
                                       $1,046,877      $  445,521     $901,379      $  523,268
                                       ----------     -----------     --------     -----------
                                       ----------     -----------     --------     -----------

   The following table presents trading revenues from futures, forward and options contracts during the six and three months ended June 30, 1998 and 1997, respectively.

                                              Six months ended                   Three months ended
                                                  June 30,                            June 30,
                                       -------------------------------     -------------------------------
                                           1998              1997              1998              1997
                                       -------------     -------------     -------------     -------------
Futures Contracts:
  Domestic exchanges
     Financial                          $  (166,732)      $   (24,269)       $   2,783         $ (71,243)
     Currencies                             (45,894)          132,415         (106,949)          162,389
     Other                                   87,960           390,917          (68,392)         (192,282)
  Foreign exchanges
     Financial                            1,788,225          (508,337)         695,333          (633,978)
     Other                                  206,384           298,707          104,699           (20,578)
Forward Contracts:
     Currencies                             334,108         1,046,848           98,326            73,194
     Other                                 (111,484)               --         (173,281)               --
Options Contracts:
  Domestic exchanges
     Financial                              (93,143)           58,982          (78,909)               --
     Currencies                             (66,612)          (27,788)         (39,561)           (2,975)
     Other                                       --            (3,737)              --           (17,959)
  Foreign exchanges
     Financial                               (8,148)          (25,079)          (8,148)               --
     Other                                   (1,713)           (8,037)            (327)           (4,324)
                                       -------------     -------------     -------------     -------------
                                        $ 1,922,951       $ 1,330,622        $ 425,574         $(707,756)
                                       -------------     -------------     -------------     -------------
                                       -------------     -------------     -------------     -------------

D. Subsequent Event

   During July 1998, Willowbridge Associates Inc. ceased to serve as a trading manager to the Partnership. All assets previously managed by Willowbridge Associates Inc. were reallocated to Robert M. Tamiso, one of the Partnership's existing trading managers.

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

   As of June 30, 1998, a significant portion of the Partnership's net assets was held in U.S. Treasury bills (which represented approximately 78% of the net assets prior to redemptions payable) and cash, which are used as margin for the Partnership's trading in commodities. Inasmuch as the sole business of the Partnership is to trade in commodities, the Partnership continues to own such liquid assets to be used as margin. The percentage that U.S. Treasury bills bears to the net assets varies each day, and from month to month, as the market value of commodity interests change. The balance of the total net assets is held in cash. All interest earned on the Partnership's interest-bearing funds is paid to the Partnership.

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

   Redemptions by limited partners and the General Partner recorded for the six months ended June 30, 1998 were $970,744 and $9,742, respectively, and from commencement of operations, February 15, 1991, through June 30, 1998 totalled $72,861,188 and $789,496, respectively. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   In accordance with the Agreement of Limited Partnership, if the Partnership's net asset value declines below $10 million, the Partnership will dissolve.

Results of Operations

   The net asset value per OptiMax Unit as of June 30, 1998 was $176.97, an increase of 5.70% from the December 31, 1997 value of $167.43.

   The Partnership's negative performance in April resulted from losses in the currency, financial, metal, index and energy sectors. Small gains were experienced in the grain and soft sectors. Currency sector positions incurred the largest losses, particularly the Japanese yen. Early in the month, the yen fell sharply versus the U.S. dollar as the Japanese government lessened restrictions on currency movements out of the country and on signs of a weak Japanese economy. The yen rose toward month-end on announcements of intervention by the Bank of Japan on behalf of the Japanese economy. This volatility contributed to losses in the Partnership's yen positions. Deutsche mark positions were unprofitable for the Partnership as the deutsche mark climbed versus the dollar on news of a possible tax increase in Germany. Singapore dollar, British pound, Swiss franc and Italian lira positions also added to losses. In the financial sector, positions in European, Japanese and U.S. bonds incurred losses. This was due, in part, to significant volatility caused by rumors of a U.S. Federal Reserve interest rate hike, as well as the residual affect of the Bank of Japan's intervention in the Japanese economy. The largest losses were incurred in German, Eurodollar and U.S. Treasury bonds. Partially offsetting Partnership losses were gains in the grain and soft sectors. Profitable grain sector positions included corn, wheat and soybeans. In the soft sector, the Partnership experienced gains in sugar positions as prices fell to five-year lows. Coffee positions were profitable as well.

   The Partnership's positive performance in May resulted from gains in the financial, currency and grain sectors. Small losses were incurred in the energy, metal, soft and index sectors. The largest profits for the month came from financial sector positions in the Japanese Government Bond ('JGB'). JGBs reached new highs as yields plummeted on concerns that the worst of the Asian economic worries were yet to come. Long positions in German, French and Australian bonds also added value. Australia's economic link to the Pacific Rim drove the Australian dollar to a 12-year low during the month, leading to profits for the Partnership's short positions. Short Canadian dollar positions gained as it dropped following indications in the Bank of Canada's semi-annual report that current monetary policy would be 'broadly appropriate' for the next six months, strongly suggesting interest rates would remain the same. The Partnership also profited from short Japanese yen positions as the yen continued to fall. The price of natural gas and other energy sector commodities fell throughout the month, resulting in losses for the Partnership's long positions.

   The Partnership's negative performance in June resulted from losses in the grain, index, currency and energy sectors. Gains were experienced in the financial, metal and soft sectors. Grain sector positions faltered as changing weather conditions led to volatile trading conditions. Specifically, losses were incurred in soybean, corn and soybean meal positions. Index sector positions faired poorly as well, particularly in the German DAX, British FTSE and Japanese Nikkei. In the currency sector, added concerns over the future of the Russian economy drove the value of the deutsche mark lower. This was partially due to the significant amount of outstanding loans to Russian businesses by German banks. This initiated a flight to quality from the deutsche mark to the British pound. These prices swings resulted in losses for the Partnership. Positions in the Singapore and Australian dollar lost value as well. In the financial sector, long positions in U.S. 30-year Treasury bonds helped to offset losses. The price of the long bond rallied as yields dropped to lows not seen since the Treasury department began issuing the bond in 1977. Gains were also achieved in German and French bonds. In the metal sector, positions in aluminum, silver, copper and zinc profited as metal rebounded in response to the Japanese yen intervention.

   Commissions are calculated on the Traded Assets on the first day of each month and, therefore, vary due to trading performance and redemptions. Commissions increased approximately $52,000 for the six months ended June 30, 1998 compared to 1997 and increased approximately $33,000 for the three months ended June 30, 1998 as compared to 1997 due to the effect of strong trading performance during the latter part of 1997 and continued positive trading performance during the first three months of 1998, partially offset by redemptions, on the monthly Traded Assets.

   Other transaction fees consist of National Futures Association, exchange and clearing fees which are based on the number of trades the trading managers execute. Other transaction fees increased approximately $18,000 and $12,000, respectively, for the six and three months ended June 30, 1998 as compared to 1997 due to increased trading volume.

   Through April 1997, all trading decisions for the Partnership were made by Willowbridge Associates Inc., Chesapeake Capital Corporation ('Chesapeake'), Robert M. Tamiso and Hyman Beck & Company Inc. (the 'Trading Managers'). Effective May 1997, Eagle Trading Systems, Inc. ('Eagle') replaced Chesapeake as a Trading Manager for the Partnership. Additionally, during July 1998, Willowbridge Associates Inc. ceased to serve as a Trading Manager to the Partnership. All assets previously managed by Willowbridge Associates Inc. were reallocated to Robert M. Tamiso.

   Management fees are calculated on the portion of the Traded Assets allocated to each Trading Manager at the end of the month, and, therefore, are affected by trading performance and redemptions. As discussed in commissions above, the monthly Traded Assets increased in 1998 versus 1997 resulting from the net effect of strong trading performance and redemptions. As a result of the above, management fees increased by approximately $4,000 and $8,000, respectively, for the six and three months ended June 30, 1998 as compared to 1997.

   Incentive fees are based on the New High Net Trading Profits generated by each trading manager, as defined in the Advisory Agreement among the Partnership, the General Partner and each trading manager. Incentive fees of approximately $386,000 and $26,000 during the six months ended June 30, 1998 and $157,000 and $6,000 during the three months ended June 30, 1998 were earned by Eagle and Robert M. Tamiso, respectively. Incentive fees of approximately $114,000, $64,000, $58,000 and $32,000 were earned by Robert M. Tamiso,
Willowbridge Associates Inc., Hyman Beck & Company, Inc. and Chesapeake, respectively, during the six months ended June 30, 1997. No incentive fees were earned during the three months ended June 30, 1997.

   General and administrative expenses decreased by approximately $29,000 and $24,000, respectively, for the six and three months ended June 30, 1998 as compared to 1997. These expenses include reimbursements of costs incurred by the General Partner on behalf of the Partnership, in addition to accounting, audit, tax and legal fees as well as printing and postage costs related to reports sent to limited partners.

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

PRUDENTIAL-BACHE OPTIMAX FUTURES FUND, L.P.

By: Seaport Futures Management, Inc.
    A Delaware corporation, General Partner

     By: /s/ Steven Carlino                       Date: August 13, 1998
     ----------------------------------------
     Steven Carlino
     Vice President
     Chief Accounting Officer for the Registrant