Form 10-Q
period 1998-09-30
PRUDENTIAL BACHE OPTIMAX FUTURES FUND LP
filed 1998-11-16
CIK 866533

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 30, 1998

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                       September 30,     December 31,
                                                                           1998              1997
-----------------------------------------------------------------------------------------------------
ASSETS
Equity in commodity trading accounts:
Cash                                                                    $ 4,066,908      $ 2,930,275
U.S. Treasury bills, at amortized cost                                   12,997,728       11,957,555
Net unrealized gain on open commodity positions                           1,622,458        1,082,273
Options, at market                                                               --           36,807
                                                                       -------------     ------------
Total assets                                                            $18,687,094      $16,006,910
                                                                       -------------     ------------
                                                                       -------------     ------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Redemptions payable                                                     $   745,995      $   203,740
Incentive fees payable                                                      600,242           85,079
Accrued expenses                                                            102,830          100,952
Management fees payable                                                      31,438           28,516
Other transaction fees payable                                                2,469            2,421
                                                                       -------------     ------------
Total liabilities                                                         1,482,974          420,708
                                                                       -------------     ------------
Commitments
Partners' capital
Limited partners (83,075.579 and 92,158.661 OptiMax Units
  outstanding)                                                           17,031,906       15,430,323
General partner (840 and 931 OptiMax Units outstanding)                     172,214          155,879
                                                                       -------------     ------------
Total partners' capital                                                  17,204,120       15,586,202
                                                                       -------------     ------------
Total liabilities and partners' capital                                 $18,687,094      $16,006,910
                                                                       -------------     ------------
                                                                       -------------     ------------
Net asset value per limited and general partnership units (the
'OptiMax Units')                                                        $    205.02      $    167.43
                                                                       -------------     ------------
                                                                       -------------     ------------
-----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

                  PRUDENTIAL-BACHE OPTIMAX FUTURES FUND, L.P.
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                 Nine months ended                 Three months ended
                                                   September 30,                     September 30,
                                           ------------------------------    ------------------------------
                                               1998             1997             1998             1997
-----------------------------------------------------------------------------------------------------------
REVENUES
Net realized gain on commodity
  transactions                              $ 4,762,563      $ 2,684,285      $ 1,599,134      $ 1,021,233
Change in net unrealized gain/loss on
  open commodity positions                      527,210          728,803        1,767,688        1,061,233
Interest from U.S. Treasury bills               463,768          437,333          152,916          145,885
                                           -------------    -------------    -------------    -------------
                                              5,753,541        3,850,421        3,519,738        2,228,351
                                           -------------    -------------    -------------    -------------
EXPENSES
Commissions                                     960,151          892,074          317,003          300,468
Other transaction fees                           61,404           44,763           15,382           16,570
Management fees                                 262,708          256,666           87,081           85,254
Incentive fees                                1,012,240          524,772          600,242          256,411
General and administrative                      112,639          150,298           44,266           52,827
                                           -------------    -------------    -------------    -------------
                                              2,409,142        1,868,573        1,063,974          711,530
                                           -------------    -------------    -------------    -------------
Net income                                  $ 3,344,399      $ 1,981,848      $ 2,455,764      $ 1,516,821
                                           -------------    -------------    -------------    -------------
                                           -------------    -------------    -------------    -------------
ALLOCATION OF NET INCOME
Limited partners                            $ 3,310,941      $ 1,962,012      $ 2,431,194      $ 1,501,639
                                           -------------    -------------    -------------    -------------
                                           -------------    -------------    -------------    -------------
General partner                             $    33,458      $    19,836      $    24,570      $    15,182
                                           -------------    -------------    -------------    -------------
                                           -------------    -------------    -------------    -------------
NET INCOME PER WEIGHTED AVERAGE LIMITED
AND GENERAL PARTNERSHIP UNIT
Net income per weighted average limited
  and general partnership unit              $     36.92      $     20.17      $     28.05      $     15.80
                                           -------------    -------------    -------------    -------------
                                           -------------    -------------    -------------    -------------
Weighted average number of limited and
  general partnership units outstanding          90,594           98,280           87,554           96,017
                                           -------------    -------------    -------------    -------------
                                           -------------    -------------    -------------    -------------
-----------------------------------------------------------------------------------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                              OPTIMAX         LIMITED       GENERAL
                                               UNITS         PARTNERS       PARTNER         TOTAL
----------------------------------------------------------------------------------------------------
Partners' capital--December 31, 1997         93,089.661     $15,430,323     $155,879     $15,586,202
Net income                                       --           3,310,941      33,458        3,344,399
Redemptions                                  (9,174.082)     (1,709,358)    (17,123 )     (1,726,481)
                                             ----------     -----------     --------     -----------
Partners' capital--September 30, 1998        83,915.579     $17,031,906     $172,214     $17,204,120
                                             ----------     -----------     --------     -----------
                                             ----------     -----------     --------     -----------
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

                  PRUDENTIAL-BACHE OPTIMAX FUTURES FUND, L.P.
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Prudential-Bache OptiMax Futures Fund, L.P. (the 'Partnership') as of September 30, 1998 and the results of its operations for the nine and three months ended September 30, 1998 and 1997. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

   During July 1998, Willowbridge Associates Inc. ('Willowbridge') ceased to serve as a Trading Manager to the Partnership. All assets previously managed by Willowbridge were reallocated to Robert M. Tamiso ('Tamiso'), an existing Trading Manager to the Partnership. The monthly management fee paid to Tamiso equals 1/6 of 1% (a 2% annual rate) of its traded assets as compared to 1/4 of 1% (a 3% annual rate) paid to Willowbridge. The quarterly incentive fee paid to Tamiso equals 17% of the New High Net Trading Profits (as defined in the Advisory Agreement among the Partnership, the General Partner and Tamiso) as compared to 20% of the New High Net Trading Profits paid to Willowbridge.

B. Related Parties

   Seaport Futures Management, Inc. (the 'General Partner') and its affiliates perform services for the Partnership which include, but are not limited to: brokerage services; accounting and financial management; registrar, transfer and assignment functions; investor communications; printing services and other administrative services. The costs incurred for these services were:

                                                       Nine months ended            Three months ended
                                                         September 30,                September 30,
                                                 ------------------------------    --------------------
                                                        1998             1997        1998        1997
                                                 ------------------    --------    --------    --------
     Commissions                                     $  960,151        $892,074    $317,003    $300,468
     General and Administrative                          58,682          76,921      14,163      28,669
                                                 ------------------    --------    --------    --------
                                                     $1,018,833        $968,995    $331,166    $329,137
                                                 ------------------    --------    --------    --------
                                                 ------------------    --------    --------    --------

   Expenses payable to the General Partner and its affiliates (which are included in accrued expenses) were $34,481 and $17,761 as of September 30, 1998 and December 31, 1997, respectively.

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

   PSI, when acting as the Partnership's futures commission merchant in accepting orders for the purchase or sale of domestic futures and options contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to the Partnership all assets of the Partnership relating to domestic futures and options trading and is not to commingle such assets with other assets of PSI. At September 30, 1998 and December 31, 1997, such segregated assets totalled $6,512,458 and $8,917,171, respectively. Part 30.7 of the CFTC regulations also requires PSI to secure assets of the Partnership related to foreign futures and options trading, which totalled $11,873,867 and $6,988,356 at September 30, 1998 and December 31, 1997, respectively. There are no segregation requirements for assets related to forward trading.

   As of September 30, 1998, all open futures, forward and options contracts mature within one year.

   At September 30, 1998 and December 31, 1997, gross contract amounts of open futures, forward and options contracts were:

                                                 1998               1997
                                             -------------      ------------
Financial Futures and Options Contracts:
  Commitments to purchase                    $ 146,468,134      $139,900,563
  Commitments to sell                              878,377         7,437,372
Currency Futures and Options Contracts:
  Commitments to purchase                       12,090,388           492,662
  Commitments to sell                            1,334,714        21,706,418
Currency Forward Contracts:
  Commitments to purchase                       10,759,812         7,046,771
  Commitments to sell                            6,626,692        10,358,738
Other Futures Contracts:
  Commitments to purchase                          639,534           456,506
  Commitments to sell                            6,151,199        11,247,722
Other Forward Contracts:
  Commitments to purchase                               --           121,273

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

   At September 30, 1998 and December 31, 1997, respectively, the fair values of futures, forward and options contracts were:

                                                  1998                           1997
                                       --------------------------     --------------------------
                                         Assets       Liabilities       Assets       Liabilities
                                       ----------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                         $  415,869      $       --     $  146,750      $   23,700
     Currencies                           118,233             938        197,088          38,848
     Other                                 46,442         100,687        390,029              --
  Foreign exchanges
     Financial                          1,323,732           1,388        324,620           3,840
     Other                                  9,160         488,734        119,206         130,415
Forward Contracts:
     Currencies                           608,568         307,799        257,080         154,865
     Other                                     --              --             --             832
Options Contracts:
  Domestic exchanges
     Financial                                 --              --          6,907              --
     Currencies                                --              --         29,900              --
                                       ----------     -----------     ----------     -----------
                                       $2,522,004      $  899,546     $1,471,580      $  352,500
                                       ----------     -----------     ----------     -----------
                                       ----------     -----------     ----------     -----------

   The following table presents the average fair value of futures, forward and options contracts during the nine months ended September 30, 1998 and 1997, respectively.

                                                  1998                           1997
                                       --------------------------     --------------------------
                                         Assets       Liabilities       Assets       Liabilities
                                       ----------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                         $  160,137      $   12,226     $  182,040      $    7,537
     Currencies                           239,147          30,637        121,392           8,156
     Other                                155,141          27,763        149,447          30,298
  Foreign exchanges
     Financial                            555,789          44,626        272,641          37,100
     Other                                 49,372         146,605        184,816          81,083
Forward Contracts:
     Currencies                           327,614         276,540        590,295         321,276
     Other                                 12,683          17,375          1,101              --
Options Contracts:
  Domestic exchanges
     Financial                              6,785              --          3,393             309
     Currencies                             4,128              --          1,786              --
     Other                                     --              --          3,111              --
  Foreign exchanges
     Financial                                743              --          1,199              --
     Other                                  1,450              --          7,930              --
                                       ----------     -----------     ----------     -----------
                                       $1,512,989      $  555,772     $1,519,151      $  485,759
                                       ----------     -----------     ----------     -----------
                                       ----------     -----------     ----------     -----------

   The following table presents the average fair value of futures, forward and options contracts during the three months ended September 30, 1998 and 1997, respectively.

                                                  1998                           1997
                                       --------------------------     --------------------------
                                         Assets       Liabilities       Assets       Liabilities
                                       ----------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                         $  287,324      $    5,530     $  340,147      $    5,672
     Currencies                           195,917          39,196        114,461           5,405
     Other                                149,643          37,536         72,164          17,909
  Foreign exchanges
     Financial                            645,162          41,263        500,005          20,563
     Other                                  9,702         289,516        136,408         135,827
Forward Contracts:
     Currencies                           318,380         480,174        575,888         459,423
     Other                                     --          21,484          2,752              --
Options Contracts:
  Domestic exchanges
     Financial                                 --              --          5,356              --
     Currencies                                --              --            700              --
  Foreign exchanges
     Other                                  1,003              --         19,612              --
                                       ----------     -----------     ----------     -----------
                                       $1,607,131      $  914,699     $1,767,493      $  644,799
                                       ----------     -----------     ----------     -----------
                                       ----------     -----------     ----------     -----------

   The following table presents trading revenues from futures, forward and options contracts during the nine and three months ended September 30, 1998 and 1997, respectively.

                                               Nine months ended                Three months ended
                                                 September 30,                     September 30,
                                       ---------------------------------     -------------------------
                                              1998               1997           1998           1997
                                       ------------------     ----------     ----------     ----------
Futures Contracts:
  Domestic exchanges
     Financial                             $  865,316         $  202,688     $1,032,048     $  226,957
     Currencies                               188,419            486,240        234,313        353,825
     Other                                     36,222            376,150        (51,738)       (14,767)
  Foreign exchanges
     Financial                              4,217,205            549,388      2,428,980      1,057,725
     Other                                   (323,319)           220,815       (529,703)       (77,892)
Forward Contracts:
     Currencies                               588,605          1,634,328        254,497        587,480
     Other                                   (111,484)            11,009             --         11,009
Options Contracts:
  Domestic exchanges
     Financial                                (90,705)            35,363          2,438        (23,619)
     Currencies                               (66,612)           (44,701)            --        (16,913)
     Other                                         --             (7,757)            --         (4,020)
  Foreign exchanges
     Financial                                 (8,148)           (25,079)            --             --
     Other                                     (5,726)           (25,356)        (4,013)       (17,319)
                                       ------------------     ----------     ----------     ----------
                                           $5,289,773         $3,413,088     $3,366,822     $2,082,466
                                       ------------------     ----------     ----------     ----------
                                       ------------------     ----------     ----------     ----------

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

   On March 31, 1996, the Partnership's letter of credit expired. Additionally, the Reserve Assets matured on April 1, 1996 and the resulting proceeds were allocated for commodities trading. As such, 100% of the Partnership's net assets are currently allocated to commodities trading ('Traded Assets'). Also, on April 1, 1996, in conjunction with the expiration of the letter of credit and maturity of the Reserve Assets, the General Partner merged the Class A Units and the Class B Units in accordance with Article X, Section B(16) of the Partnership Agreement into a newly created Class of Units called the OptiMax Units. Each Class A Unit was exchanged into one new OptiMax Unit and each Class B Unit was exchanged into .99467 new OptiMax Unit.

   As of September 30, 1998, a significant portion of the Partnership's net assets were held in U.S. Treasury bills (which represented approximately 72% of the net assets prior to redemptions payable) and cash, which are used as margin for the Partnership's trading in commodities. Inasmuch as the sole business of the Partnership is to trade in commodities, the Partnership continues to own such liquid assets to be used as margin. The percentage that U.S. Treasury bills bears to the net assets varies each day, and from month to month, as the market value of commodity interests change. The balance of the total net assets is held in cash. All interest earned on the Partnership's interest-bearing funds is paid to the Partnership.

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

   Redemptions by limited partners and the General Partner recorded for the nine months ended September 30, 1998 were $1,709,358 and $17,123, respectively, and from commencement of operations, February 15, 1991, through September 30, 1998 totalled $73,599,802 and $796,877, respectively. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   In accordance with the Agreement of Limited Partnership, if the Partnership's net asset value declines below $10 million, the Partnership will dissolve.

Year 2000 Risk

   Investment funds, like financial and business organizations and individuals around the world, depend on the smooth functioning of computer systems. The year 2000, however, holds the potential for a significant disruption in the operation of these systems. Many computer systems in use today cannot distinguish the year 2000 from the year 1900 because of the way in which dates are encoded. This is commonly known as the 'Year 2000 Problem.' The Partnership could be adversely affected if computer systems used by it or any third party with whom it has a material relationship do not properly perform date comparisons and calculations concerning dates on or after January 1, 2000, which in turn could have a negative impact on the handling or determination of trades and prices and the services provided to the Partnership.

   The Partnership has engaged third parties to perform primarily all of the services it needs. Accordingly, the Partnership's Year 2000 problems, if any, are not its own but those that center on the ability of the General Partner, Prudential Securities Incorporated, its Trading Managers and any other third party with whom the Partnership has a material relationship (individually, a 'Service Provider,' and collectively, the 'Service Providers') to address and correct problems that may cause their systems not to function as intended as a result of the Year 2000 Problem.

   The Partnership has received assurances from the General Partner and Prudential Securities Incorporated that they anticipate being able to continue their operations without any material adverse impact from the Year 2000 Problem. Although other Service Providers, such as the Partnership's Trading Managers, have not made similar representations to the Partnership, the Partnership has no reason to believe that these Service Providers will not take steps necessary to avoid any material adverse impact on the Partnership, though there can be no assurance that this will be the case. The costs or consequences of incomplete or untimely resolution of the Year 2000 Problem by the Service Providers, or by governments, exchanges, clearing houses, regulators, banks and other third parties, are unknown to the Partnership at this time, but could have a material adverse impact on the operations of the Partnership. The General Partner will promptly notify the Partnership's limited partners in the event it determines that the Year 2000 Problem will have a material adverse impact on the Partnership's operations.

   The Partnership has considered various alternatives as a contingency plan. If the Year 2000 Problems are systemic, for example, the federal government, the banking system, exchanges or utilities are affected materially, there may be no adequate contingency plan for the Partnership to follow other than to suspend operations. If the Year 2000 Problems are related to one or more of the other Service Providers selected by the Partnership, the Partnership believes that each such Service Provider is prepared to address any Year 2000 Problems which arise that could have a material adverse impact on the Partnership's operations.

Results of Operations

   The net asset value per OptiMax Unit as of September 30, 1998 was $205.02, an increase of 22.45% from the December 31, 1997 value of $167.43. Additionally, the net asset value per Optimax Unit increased 15.85% during the third quarter.

   Trading for the third quarter resulted in gains in the financial, currency, energy and index sectors. The metal, grain and soft sectors experienced losses. The third quarter was tumultuous throughout the financial world. As the quarter began, it looked as if Japan might be getting their banks back in order. Quickly, however, it became apparent that this might not be the case as investors began to think that the situation in Japan might spill over into the world economy. Russia's devaluation of the ruble, and its decision to suspend debt payment to avoid default further compounded economic concerns. Japanese and Russian events heightened investors' fears about the future of the world economy. This caused a 'flight to quality' resulting in rising global government bond prices, profiting the Partnership's long Japanese, German, British and Eurodollar bond positions. In the currency sector, the Partnership capitalized on the continuing slide of the Canadian dollar. Positions in the Japanese yen were profitable as well. The Partnership incurred some losses during the quarter, particularly in the metal sector. Positions in base metals lost value as the price of aluminum and copper failed to find significant direction. Precious metal exposure also led to losses as both gold and silver prices reacted to fluctuating fears regarding the world's stock markets.

   Interest income from U.S. Treasury bills increased $26,000 and $7,000 for the nine and three months ended September 30, 1998 as compared to 1997. These increases are the result of strong trading performance during the first and third quarter of 1998 which resulted in higher levels of investments in U.S. Treasury bills.

   Commissions are calculated on the Traded Assets on the first day of each month and, therefore, vary due to trading performance and redemptions. Commissions increased $68,000 and $17,000 for the nine and three months ended September 30, 1998 as compared to 1997 due to the effect of strong trading performance during the latter part of 1997 and continued positive trading performance during 1998, partially offset by redemptions, on the monthly Traded Assets.

   Other transaction fees consist of National Futures Association, exchange and clearing fees which are based on the number of trades the Trading Managers execute. Other transaction fees increased $17,000 for the nine months ended September 30, 1998 as compared to 1997 but decreased $1,000 for the three months ended September 30, 1998 as compared to 1997 due to fluctuations in trading volume.

   Through April 1997, all trading decisions for the Partnership were made by Willowbridge, Chesapeake Capital Corporation ('Chesapeake'), Tamiso and Hyman Beck & Company Inc. (the 'Trading Managers'). Effective May 1997, Eagle Trading Systems, Inc. ('Eagle') replaced Chesapeake as a Trading Manager for the Partnership. Additionally, during July 1998, Willowbridge ceased to serve as a Trading Manager to the Partnership. All assets previously managed by Willowbridge were reallocated to Tamiso. The monthly management fee paid to Tamiso equals 1/6 of 1% (a 2% annual rate) of its Traded Assets as compared to 1/4 of 1% (a 3% annual rate) paid to Willowbridge. The quarterly incentive fee paid to Tamiso equals 17% of the New High Net Trading Profits (as defined in the Advisory Agreement among the Partnership, the General Partner and Tamiso) as compared to 20% of the New High Net Trading Profits paid to Willowbridge.

   Management fees are calculated on the portion of the Traded Assets allocated to each Trading Manager at the end of the month, and, therefore, are affected by trading performance and redemptions. Management fees increased $6,000 and $2,000 for the nine and three months ended September 30, 1998 as compared to 1997. These increases are primarily due to the effect of strong trading performance during 1998 offset, in part, by redemptions and a reduction in the rate paid to Tamiso as compared to Willowbridge, as discussed above.

   Incentive fees are based on the New High Net Trading Profits generated by each Trading Manager, as defined in the Advisory Agreement among the Partnership, the General Partner and each Trading Manager. Incentive fees were paid to each Trading Manager during 1998 and 1997 with the exception of Willowbridge who did not earn an incentive fee during 1998. Incentive fees increased $487,000 and $344,000 for the nine and three months ended September 30, 1998 as compared to 1997 due primarily to stronger trading performance during 1998.

   General and administrative expenses decreased $38,000 and $9,000 for the nine and three months ended September 30, 1998 as compared to 1997. These expenses include reimbursements of costs incurred by the General Partner on behalf of the Partnership, in addition to accounting, audit, tax and legal fees as well as printing and postage costs related to reports sent to limited partners.

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

PRUDENTIAL-BACHE OPTIMAX FUTURES FUND, L.P.

By: Seaport Futures Management, Inc.
    A Delaware corporation, General Partner

     By: /s/ Steven Carlino                       Date: November 13, 1998
     ----------------------------------------
     Steven Carlino
     Vice President
     Chief Accounting Officer for the Registrant