Form 10-K
period 1998-12-31
PRUDENTIAL BACHE OPTIMAX FUTURES FUND LP
filed 1999-03-31
CIK 866533

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998

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

                                     None
------------------------------------------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                       Units of Limited Partnership Interest
-------------------------------------------------------------------------------
                                (Title of class)

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes CK No _

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

                      DOCUMENTS INCORPORATED BY REFERENCE

      Agreement of Limited Partnership of the Registrant, dated July 12, 1990, included as part of the Registration Statement on Form S-1 (File No. 33-36216) filed with the Securities and Exchange Commission on August 3, 1990 pursuant to Rule 424(b) of the Securities Act of 1933, and amended on October 3, 1990 and November 5, 1990, is incorporated by reference into Part IV of this Annual Report on 10-K

   Registrant's Annual Report to Limited Partners for the year ended December 31, 1998 is incorporated by reference into Parts II and IV of this Annual Report on Form 10-K

                           Index to exhibits can be found on pages 9 through 11.

                  PRUDENTIAL-BACHE OPTIMAX FUTURES FUND, L.P.
                            (a limited partnership)

                               TABLE OF CONTENTS

PART I                                                                                         PAGE
Item  1    Business.........................................................................     3
Item  2    Properties.......................................................................     4
Item  3    Legal Proceedings................................................................     4
Item  4    Submission of Matters to a Vote of Limited Partners..............................     4

PART II
Item  5    Market for the Registrant's Units and Related Limited Partner Matters............     4
Item  6    Selected Financial Data..........................................................     5
Item  7    Management's Discussion and Analysis of Financial Condition and Results of
             Operations.....................................................................     6
Item 7A    Quantitative and Qualitative Disclosures About Market Risk.......................     6
Item  8    Financial Statements and Supplementary Data......................................     6
Item  9    Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure.....................................................................     6

PART III
Item 10    Directors and Executive Officers of the Registrant...............................     6
Item 11    Executive Compensation...........................................................     8
Item 12    Security Ownership of Certain Beneficial Owners and Management...................     8
Item 13    Certain Relationships and Related Transactions...................................     8

PART IV
Item 14    Exhibits, Financial Statement Schedules and Reports on Form 8-K..................     9
           Financial Statements and Financial Statement Schedules...........................     9
           Exhibits.........................................................................     9
           Reports on Form 8-K..............................................................    11
SIGNATURES..................................................................................    12

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

   All trading decisions for the Registrant are currently being made by Eagle
Trading Systems, Inc. ('Eagle'), Tamiso and Hyman Beck. Effective May 1, 1997, all assets previously managed by Chesapeake Capital Corporation ('Chesapeake') were reallocated to Eagle pursuant to its Eagle-Global System trading program.
The monthly management fee paid to Eagle equals 1/6 of 1% (a 2% annual rate) of its Traded Assets as compared to 5/24 of 1% (a 2.5% annual rate) paid to Chesapeake. The quarterly incentive fee paid to Eagle equals 23% of the New High
Net Trading Profits (as defined in the Advisory Agreement among the Registrant, the General Partner and Eagle) as compared to 17% of the New High Net Trading
Profits paid to Chesapeake. During July 1998, Willowbridge Associates Inc.
('Willowbridge') ceased to serve as a trading manager to the Registrant. All assets previously managed by Willowbridge were reallocated to Tamiso. The monthly management fee paid to Tamiso equals 1/6 of 1% (a 2% annual rate) of its Traded Assets as compared to 1/4 of 1% (a 3% annual rate) paid to Willowbridge.
The quarterly incentive fee paid to Tamiso equals 17% of the New High Net
Trading Profits (as defined in the Advisory Agreement among the Registrant, the General Partner and Tamiso) as compared to 20% of the New High Net Trading
Profits paid to Willowbridge. The general partner retains the authority to override trading instructions that violate the Registrant's trading policies.

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

Employees

   The Registrant has no employees. Management and administrative services for the Registrant are performed by the General Partner and its affiliates pursuant to the Partnership Agreement as further discussed in Notes A, C and D to the Registrant's annual report to limited partners for the year ended December 31, 1998 ('Registrant's 1998 Annual Report') which is filed as an exhibit hereto.

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

Item 4. Submission of Matters to a Vote of Limited Partners

   None

                                    PART II

Item 5. Market for the Registrant's Units and Related Limited Partner Matters

   Information with respect to the offering of Units is incorporated by reference to Note A to the Registrant's 1998 Annual Report, which is filed as an exhibit hereto.

   A significant secondary market for the Units has not developed, and it is not expected that one will develop in the future. There are also certain restrictions set forth in the Partnership Agreement limiting the ability of a partner to transfer Units. The Partnership Agreement does, however, provide that a limited partner may redeem its units as of the last business day of any full calendar quarter at the then current net asset value per Unit. Consequently, holders of Units may not be able to liquidate their investments in the event of an emergency or any other reason.

   There are no material restrictions upon the Registrant's present or future ability to make distributions in accordance with the provisions of the Partnership Agreement. No distributions have been made since inception and no distributions are anticipated in the future.

   As of March 4, 1999, there were 808 holders of record owning 82,744.579
OptiMax Units which include 828 units of general partnership interest.

Item 6. Selected Financial Data

   The following table presents selected financial data of the Registrant. This data should be read in conjunction with the financial statements of the Registrant and the notes thereto on pages 2 through 13 of the Registrant's 1998
Annual Report which is filed as an exhibit hereto.

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


                                                                   OptiMax Units
                                                            ----------------------------
                                                              Year ended December 31,
                                                            ----------------------------
                                                                1998            1997
                                                            ------------    ------------
Total revenues (including interest)......................   $ 5,493,048     $ 4,802,183
                                                            ------------    ------------
                                                            ------------    ------------
Net income...............................................   $ 2,654,129     $ 2,422,998
                                                            ------------    ------------
                                                            ------------    ------------
Net income per weighted average OptiMax Unit.............   $     29.85     $     24.91
                                                            ------------    ------------
                                                            ------------    ------------
Total assets.............................................   $16,613,057     $16,006,910
                                                            ------------    ------------
                                                            ------------    ------------
Net asset value per OptiMax Unit.........................   $    196.79     $    167.43
                                                            ------------    ------------
                                                            ------------    ------------

                                                Nine Months
                                                   ended               Three Months
                                                December 31,              ended                 Year ended
                                                    1996                March 31,              December 31,
                                                ------------               1996                    1996
                                                  OptiMax       --------------------------    --------------
                                                   Units          A Units        B Units       Total Units
                                                ------------    -----------    -----------    --------------
Total revenues (including interest)..........   $ 3,217,314     $   267,967     $  35,806      $  3,521,087
                                                ------------    -----------    -----------    --------------
                                                ------------    -----------    -----------    --------------
Net income (loss)............................   $ 1,651,464     $   (68,148)    $ (32,283)     $  1,551,033
                                                ------------    -----------    -----------    --------------
                                                ------------    -----------    -----------    --------------
Net income (loss) per weighted average
  unit.......................................   $     14.85     $      (.52)    $   (2.07)
                                                ------------    -----------    -----------
                                                ------------    -----------    -----------
Total assets.................................                                                  $ 15,537,123
                                                                                              --------------
                                                                                              --------------
Net asset value per OptiMax Unit.............                                                  $     142.51
                                                                                              --------------
                                                                                              --------------

                                                                  Year ended December 31, 1995
                                                            -----------------------------------------
                                                                                           Combined
                                                              A Units        B Units         Units
                                                            -----------    -----------    -----------
Total revenues (including interest)......................   $ 2,686,951    $   448,357    $ 3,135,308
                                                            -----------    -----------    -----------
                                                            -----------    -----------    -----------
Net income...............................................   $ 1,245,756    $   159,073    $ 1,404,829
                                                            -----------    -----------    -----------
                                                            -----------    -----------    -----------
Net income per weighted average Unit.....................   $      8.40    $      8.70
                                                            -----------    -----------
                                                            -----------    -----------
Total assets.............................................   $17,831,277    $ 2,186,780    $20,018,057
                                                            -----------    -----------    -----------
                                                            -----------    -----------    -----------
Net asset value per Unit.................................   $    128.12    $    129.67    $    128.29
                                                            -----------    -----------    -----------
                                                            -----------    -----------    -----------

                                                                  Year ended December 31, 1994
                                                            -----------------------------------------
                                                                                           Combined
                                                              A Units        B Units         Units
                                                            -----------    -----------    -----------
Total revenues (including interest)......................   $   191,659    $    24,276    $   215,935
                                                            -----------    -----------    -----------
                                                            -----------    -----------    -----------
Net loss.................................................   $(1,571,227)   $  (345,683)   $(1,916,910)
                                                            -----------    -----------    -----------
                                                            -----------    -----------    -----------
Net loss per weighted average Unit.......................   $     (8.80)   $    (14.81)
                                                            -----------    -----------
                                                            -----------    -----------
Total assets.............................................   $20,012,993    $ 2,693,915    $22,706,908
                                                            -----------    -----------    -----------
                                                            -----------    -----------    -----------
Net asset value per Unit.................................   $    119.54    $    120.52    $    119.65
                                                            -----------    -----------    -----------
                                                            -----------    -----------    -----------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   This information is incorporated by reference to pages 14 through 17 of the Registrant's 1998 Annual Report which is filed as an exhibit hereto.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

   Information regarding quantitative and qualitative disclosures about market risk is not required pursuant to Item 305(e) of Regulation S-K.

Item 8. Financial Statements and Supplementary Data

   The financial statements are incorporated by reference to pages 2 through 13 of the Registrant's 1998 Annual Report which is filed as an exhibit hereto.

   Supplementary data specified by Item 302 of Regulation S-K (selected quarterly financial data) is not applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

   There are no directors or executive officers of the Registrant. The Registrant is managed by the General Partner.

   The General Partner's directors and executive officers, and any persons holding more than 10% of the Registrant's Units ('Ten Percent Owners') are required to report their initial ownership of such Units and any subsequent changes in that ownership to the Securities and Exchange Commission on Forms 3, 4 or 5. Such executive officers, directors and Ten Percent Owners are required by Securities and Exchange Commission regulations to furnish the Registrant with copies of all Forms 3, 4 and 5 they file. All of these filing requirements were satisfied on a timely basis (other than Tamara B. Wright who did not file a Form 3 in a timely manner upon becoming a Director but subsequently filed and is now current in all filings.) In making these disclosures, the Registrant has relied solely on written representations of the General Partner's directors and executive officers and Ten Percent Owners or copies of the reports that they have filed with the Securities and Exchange Commission during and with respect to its most recent fiscal year.

   The directors and executive officers of Seaport Futures Management, Inc. and their positions with respect to the Registrant are as follows:

            Name                                      Position
Eleanor L. Thomas               First Vice President
Barbara J. Brooks               Chief Financial Officer
Steven Carlino                  Vice President, Chief Accounting Officer and
                                  Treasurer
A. Laurence Norton, Jr.         Director
Guy S. Scarpaci                 Director
Tamara B. Wright                Senior Vice President and Director

ELEANOR L. THOMAS, age 44, has been a Vice President of Seaport Futures Management, Inc. and Prudential Securities Futures Management Inc. since April 1993 and a First Vice President since October 1998. She is primarily responsible for origination, asset allocation, and due diligence for the managed futures group within PSI. She is also a First Vice President of PSI. Prior to joining PSI in March 1993, she was with MC Baldwin Financial Company from June 1990 through February 1993 and Arthur Andersen & Co. from 1986 through May 1990. Ms. Thomas is a certified public accountant.

BARBARA J. BROOKS, age 50, is the Chief Financial Officer of Seaport Futures Management, Inc. She is a Senior Vice President of PSI. She is also the Chief Financial Officer of Prudential Securities Futures Management Inc. and serves in various capacities for other affiliated companies. She has held several positions within PSI since April 1983. Ms. Brooks is a certified public accountant.

STEVEN CARLINO, age 35, is a Vice President and Treasurer of Seaport Futures Management, Inc. He is a First Vice President of PSI. He is also a Vice President and Treasurer of Prudential Securities Futures Management Inc. and serves in various capacities for other affiliated companies. Prior to joining PSI in October 1992, he was with Ernst & Young for six years. Mr. Carlino is a certified public accountant.

A. LAURENCE NORTON, JR., age 60, is a Director of Seaport Futures Management, Inc. He is an Executive Vice President of PSI and, since March 1994, has been the head of the International and Futures Divisions of PSI. He is also a Director of Prudential Securities Futures Management Inc. From October 1991 to March 1994, he held the position of Executive Director of Retail Development and Retail Strategies at PSI. Prior to joining PSI in 1991, Mr. Norton was a Senior Vice President and Branch Manager of Shearson Lehman Brothers.

GUY S. SCARPACI, age 52, is a Director of Seaport Futures Management, Inc. He is a First Vice President of the Futures Division of PSI. He is also a Director of Prudential Securities Futures Management Inc. Mr. Scarpaci has been employed by PSI in positions of increasing responsibility since August 1974.

TAMARA B. WRIGHT, age 40, is a Senior Vice President and Director of Seaport Futures Management, Inc. She is a Senior Vice President and Chief Administrative Officer for the International and Futures Divisions of PSI. She is also a Senior Vice President and Director of Prudential Securities Futures Management Inc. and serves in various capacities for other affiliated companies. Prior to joining PSI in July 1988, she was a manager with Price Waterhouse.

   During the fourth quarter of 1998, Steven Carlino replaced Barbara J. Brooks as Treasurer of Seaport Futures Management, Inc. and Prudential Securities Futures Management Inc. Additionally, during December 1998, Tamara B. Wright was elected as a Senior Vice President and Director of Seaport Futures Management, Inc. and Prudential Securities Futures Management Inc. On March 26, 1999, Thomas
M. Lane, Jr. resigned as President and Director of Seaport Futures Management, Inc. and Prudential Securities Futures Management Inc.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

   As of March 4, 1999, no director or officer of the General Partner owns directly or beneficially any interest in the voting securities of the General Partner.

   As of March 4, 1999, no director or officer of the General Partner owns directly or beneficially any of the units issued by the Registrant.

   As of March 4, 1999, one owner of limited partnership units beneficially owns more than five percent (5%) of the limited partnership units of the Registrant as follows:

                                 Name and Address                  Amount
                                        of                     and Nature of            Percent of
     Title of Class              Beneficial Owner           Beneficial Ownership           Class
------------------------     ------------------------     ------------------------      -----------
Units of Limited             Carmella Gonzalez                 7,360 OptiMax Units          9%
Partnership Interest         13125 East Freeway
                             Houston, Texas
                             77015-5803

Item 13. Certain Relationships and Related Transactions

   The Registrant has and will continue to have certain relationships with the General Partner and its affiliates. However, there have been no direct financial transactions between the Registrant and the directors or officers of the General Partner.

   Reference is made to Notes A, C and D to the financial statements of the Registrant's 1998 Annual Report which is filed as an exhibit hereto, which identify the related parties and discuss the services provided by these parties and the amounts paid or payable for their services.

                                    PART IV

                                                                                          Page in
                                                                                       Annual Report
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      1. Financial Statements and Report of Independent
            Accountants--incorporated by reference to the Registrant's 1998 Annual
            Report which is filed as an exhibit hereto
            Report of Independent Accountants                                                2
            Financial Statements:
            Statements of Financial Condition--December 31, 1998 and 1997                    3
            Statements of Operations--Three years ended December 31, 1998                    4
            Schedule to Statements of Operations--Year ended December 31, 1996               5
            Statements of Changes in Partners' Capital--Three years ended December
            31, 1998                                                                         6
            Notes to Financial Statements                                                    7
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

10.16       Advisory Agreement dated May 15, 1997 between the Registrant, Seaport
            Futures Management, Inc. and Eagle Trading Systems, Inc. (incorporated by reference to Exhibit 10.16 of the Registrant's Quarterly Report on
            Form 10-Q for the period ended March 31, 1997)
13          Registrant's 1998 Annual Report (with the exception of the information and data incorporated by reference in Items 5, 7 and 8 of this Annual
            Report on Form 10-K, no other information or data appearing in the
            Registrant's 1998 Annual Report is to be deemed filed as part of this report) (filed herewith)
27          Financial Data Schedule (filed herewith)
(b)         Reports on Form 8-K
            No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Prudential-Bache OptiMax Futures Fund, L.P.

By: Seaport Futures Management, Inc.
    A Delaware corporation, General Partner

    By: /s/ Steven Carlino                              Date: March 31, 1999
    --------------------------------------------
    Steven Carlino
    Vice President, Chief Accounting Officer
    and Treasurer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities (with respect to the General Partner) and on the dates indicated.

By: Seaport Futures Management, Inc.
    A Delaware corporation, General Partner

     By: /s/ Eleanor L. Thomas                          Date: March 31, 1999
     ----------------------------------------------
     Eleanor L. Thomas
     First Vice President

     By: /s/ Barbara J. Brooks                          Date: March 31, 1999
     ----------------------------------------------
     Barbara J. Brooks
     Chief Financial Officer

     By: /s/ Steven Carlino                             Date: March 31, 1999
     ----------------------------------------------
     Steven Carlino
     Vice President and Treasurer

     By:                                                Date:
     ----------------------------------------------
     A. Laurence Norton, Jr.
     Director
     By: /s/ Guy S. Scarpaci                            Date: March 31, 1999
     ----------------------------------------------
     Guy S. Scarpaci
     Director
     By: /s/ Tamara B. Wright                           Date: March 31, 1999
     ----------------------------------------------
     Tamara B. Wright
     Senior Vice President and Director