Form 10-Q
period 1999-03-31
PRUDENTIAL BACHE OPTIMAX FUTURES FUND LP
filed 1999-05-14
CIK 866533

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 1999

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                         March 31,      December 31,
                                                                           1999             1998
----------------------------------------------------------------------------------------------------
ASSETS
Equity in commodity trading accounts:
Cash                                                                    $ 3,965,876     $ 3,691,861
U.S. Treasury bills, at amortized cost                                   12,209,770      12,336,668
Net unrealized gain on open commodity positions                             375,381         584,528
                                                                        -----------     ------------
Total assets                                                            $16,551,027     $16,613,057
                                                                        -----------     ------------
                                                                        -----------     ------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Redemptions payable                                                     $   312,867     $   230,441
Accrued expenses                                                             77,072          70,377
Management fees payable                                                      27,445          27,570
Incentive fees payable                                                       16,265              --
Other transaction fees payable                                                2,031           1,260
                                                                        -----------     ------------
Total liabilities                                                           435,680         329,648
                                                                        -----------     ------------
Commitments
Partners' capital
Limited partners (80,356.739 and 81,916.579 units outstanding)           15,954,131      16,120,466
General partner (812 and 828 units outstanding)                             161,216         162,943
                                                                        -----------     ------------
Total partners' capital                                                  16,115,347      16,283,409
                                                                        -----------     ------------
Total liabilities and partners' capital                                 $16,551,027     $16,613,057
                                                                        -----------     ------------
                                                                        -----------     ------------
Net asset value per limited and general partnership unit ('Units')      $    198.54     $    196.79
                                                                        -----------     ------------
                                                                        -----------     ------------
----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

                  PRUDENTIAL-BACHE OPTIMAX FUTURES FUND, L.P.
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                             Three months ended
                                                                                 March 31,
                                                                         --------------------------
                                                                            1999            1998
---------------------------------------------------------------------------------------------------
REVENUES
Net realized gain on commodity transactions                              $   693,956     $1,977,664
Change in unrealized gain on open commodity positions                       (209,147)      (480,287)
Interest from U.S. Treasury bills                                            132,561        161,585
                                                                         -----------     ----------
                                                                             617,370      1,658,962
                                                                         -----------     ----------
EXPENSES
Commissions                                                                  327,000        323,925
Other transaction fees                                                         9,620         17,634
Management fees                                                               82,155         90,282
Incentive fees                                                                16,265        249,410
General and administrative                                                    37,525         47,779
                                                                         -----------     ----------
                                                                             472,565        729,030
                                                                         -----------     ----------
Net income                                                               $   144,805     $  929,932
                                                                         -----------     ----------
                                                                         -----------     ----------
ALLOCATION OF NET INCOME
Limited partners                                                         $   143,356     $  920,632
                                                                         -----------     ----------
                                                                         -----------     ----------
General partner                                                          $     1,449     $    9,300
                                                                         -----------     ----------
                                                                         -----------     ----------
NET INCOME PER WEIGHTED AVERAGE LIMITED
   AND GENERAL PARTNERSHIP UNIT
Net income per weighted average limited
  and general partnership unit                                           $      1.75     $     9.99
                                                                         -----------     ----------
                                                                         -----------     ----------
Weighted average number of limited and
  general partnership units outstanding                                       82,745         93,090
                                                                         -----------     ----------
                                                                         -----------     ----------
---------------------------------------------------------------------------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                              LIMITED       GENERAL
                                               UNITS         PARTNERS       PARTNER         TOTAL
----------------------------------------------------------------------------------------------------
Partners' capital--December 31, 1998         82,744.579     $16,120,466     $162,943     $16,283,409
Net income                                           --         143,356       1,449          144,805
Redemptions                                  (1,575.840)       (309,691)     (3,176 )       (312,867)
                                             ----------     -----------     --------     -----------
Partners' capital--March 31, 1999            81,168.739     $15,954,131     $161,216     $16,115,347
                                             ----------     -----------     --------     -----------
                                             ----------     -----------     --------     -----------
----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

                  PRUDENTIAL-BACHE OPTIMAX FUTURES FUND, L.P.
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Prudential-Bache OptiMax Futures Fund, L.P. (the 'Partnership') as of March 31, 1999 and the results of its operations for the three months ended March 31, 1999 and 1998. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

   Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1998 (the 'Annual Report').

   In accordance with the Agreement of Limited Partnership, if the Partnership's net asset value declines below $10 million, the Partnership will dissolve.

B. Related Parties

   Seaport Futures Management, Inc. (the 'General Partner') and its affiliates perform services for the Partnership which include, but are not limited to: brokerage services, accounting and financial management, registrar, transfer and assignment functions, investor communications, printing services and other administrative services.

   The costs incurred for these services for the three months ended March 31, 1999 and 1998 were:

                                    1999           1998
---------------------------------------------------------
Commissions                       $ 327,000      $323,925
General and administrative           17,503        23,082
                                -------------    --------
                                  $ 344,503      $347,007
                                -------------    --------
                                -------------    --------

   Expenses payable to the General Partner and its affiliates (which are included in accrued expenses) were $30,314 and $15,295 as of March 31, 1999 and December 31, 1998, respectively.

   The Partnership's assets are maintained either in trading or cash accounts with Prudential Securities Incorporated ('PSI'), the Partnership's commodity broker, or for margin purposes, with the various exchanges on which the Partnership is permitted to trade.

   The Partnership, acting through its trading managers, executes over-the-counter, spot, forward and/or option foreign exchange transactions with PSI. PSI then engages in back-to-back trading with an affiliate, Prudential-Bache Global Markets Inc. ('PBGM'). PBGM attempts to earn a profit on such transactions. PBGM keeps its prices on foreign currency competitive with other interbank currency trading desks. All over-the-counter currency transactions are conducted between PSI and the Partnership pursuant to a line of credit. PSI may require that collateral be posted against the marked-to-market positions of the Partnership.

C. Credit and Market Risk

   Since the Partnership's business is to trade futures, forward and options contracts, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk).

   Futures, forward and options contracts involve varying degrees of off-balance sheet risk; and changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the contracts (or commodities underlying the contracts) frequently result in changes in the Partnership's unrealized gain (loss) on open commodity positions reflected in the statements of financial condition. The Partnership's exposure to market risk is influenced by a number of factors including the relationships among the contracts held by the Partnership as well as the liquidity of the markets in which the contracts are traded.

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

   PSI, when acting as the Partnership's futures commission merchant in accepting orders for the purchase or sale of domestic futures and options contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to the Partnership all assets of the Partnership relating to domestic futures and options trading and is not to commingle such assets with other assets of PSI. At March 31, 1999 such segregated assets totalled $6,564,729. Part 30.7 of the CFTC regulations also requires PSI to secure assets of the Partnership related to foreign futures and options trading, which totalled $9,917,813 at March 31, 1999. There are no segregation requirements for assets related to forward trading.

   As of March 31, 1999, all open futures and forward contracts mature within one year.

   At March 31, 1999 and December 31, 1998, gross contract amounts of open futures and forward contracts were:

                                                 1999               1998
                                             -------------      ------------
Financial Futures Contracts:
  Commitments to purchase                     $59,871,393       $45,547,184
  Commitments to sell                           9,924,906        50,274,885
Currency Futures Contracts:
  Commitments to purchase                         445,270           216,163
  Commitments to sell                          15,009,948         1,262,608
Currency Forward Contracts:
  Commitments to purchase                      13,083,521         7,750,478
  Commitments to sell                          17,041,704         7,482,181
Other Futures Contracts:
  Commitments to purchase                         374,086           138,101
  Commitments to sell                           3,953,906         8,197,840

   The gross contract amounts represent the Partnership's potential involvement in a particular class of financial instrument (if it were to take or make delivery on an underlying futures or forward contract). The gross contract amounts significantly exceed the future cash requirements as the Partnership intends to close out open positions prior to settlement and thus is generally subject only to the risk of loss arising from the change in the value of the contracts. As such, the Partnership considers the 'fair value' of its futures and forward contracts to be the net unrealized gain or loss on the contracts. Thus, the amount at risk associated with counterparty nonperformance of all contracts is the net unrealized gain included in the statements of financial condition. The market risk associated with the Partnership's commitments to purchase commodities is limited to the gross contract amounts involved, while the market risk associated with its commitments to sell is unlimited since the Partnership's potential involvement is to make delivery of an underlying commodity at the contract price; therefore, it must repurchase the contract at prevailing market prices.

   At March 31, 1999 and December 31, 1998, the fair values of open futures and forward contracts were:

                                                 1999                         1998
                                       ------------------------     ------------------------
                                        Assets      Liabilities      Assets      Liabilities
                                       --------     -----------     --------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                         $ 12,250      $      437     $  3,400      $    3,572
     Currencies                         289,632          10,990       20,106           3,388
     Other                               77,186              --       97,898          22,075
  Foreign exchanges
     Financial                           84,454          44,870      644,508           3,568
     Other                               25,195         125,524       95,112           6,195
Forward Contracts:
     Currencies                         194,786         126,301           --         237,698
                                       --------     -----------     --------     -----------
                                       $683,503      $  308,122     $861,024      $  276,496
                                       --------     -----------     --------     -----------
                                       --------     -----------     --------     -----------

   The following table presents the average fair value of futures, forward and options contracts during the three months ended March 31, 1999 and 1998, respectively.

                                                  1999                           1998
                                       --------------------------     --------------------------
                                         Assets       Liabilities       Assets       Liabilities
                                       ----------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                         $   10,338      $    4,171     $  107,279      $   18,820
     Currencies                           133,582          12,455        209,641          16,325
     Other                                118,302          18,526        162,140           8,559
  Foreign exchanges
     Financial                            388,287          51,208        506,368          44,335
     Other                                117,442          38,809        103,942          50,910
Forward Contracts:
     Currencies                           256,728         237,507        393,346         163,166
     Other                                     --              --         29,984             208
Options Contracts:
  Domestic exchanges
     Financial                                 --              --          5,586              --
     Currencies                                --              --         10,156              --
  Foreign exchanges
     Other                                     --              --          1,085              --
                                       ----------     -----------     ----------     -----------
                                       $1,024,679      $  362,676     $1,529,527      $  302,323
                                       ----------     -----------     ----------     -----------
                                       ----------     -----------     ----------     -----------

   The following table presents trading revenues from futures, forward and options contracts during the three months ended March 31, 1999 and 1998, respectively.

                                       1999               1998
                                  --------------     --------------
Futures Contracts:
  Domestic exchanges
     Financial                       $(83,422)         $ (169,515)
     Currencies                       361,965              61,055
     Other                            (34,648)            156,352
  Foreign exchanges
     Financial                       (513,538)          1,092,892
     Other                             29,889             101,685
Forward Contracts:
     Currencies                       724,563             235,782
     Other                                 --              61,797
Options Contracts:
  Domestic exchanges
     Financial                             --             (14,234)
     Currencies                            --             (27,051)
  Foreign exchanges
     Other                                 --              (1,386)
                                  --------------     --------------
                                     $484,809          $1,497,377
                                  --------------     --------------
                                  --------------     --------------

                  PRUDENTIAL-BACHE OPTIMAX FUTURES FUND, L.P.
                            (a limited partnership)
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   The Partnership commenced operations on February 15, 1991 with gross proceeds of $70,309,500. After accounting for organizational and offering expenses, the Partnership's net proceeds were $68,609,503.

   As of March 31, 1999, a significant portion of the Partnership's net assets was held in U.S. Treasury bills (which represented approximately 74% of the net assets prior to redemptions payable) and cash, which are used as margin for the Partnership's trading in commodities. Inasmuch as the sole business of the Partnership is to trade in commodities, the Partnership continues to own such liquid assets to be used as margin. The percentage that U.S. Treasury bills bears to the net assets varies each day, and from month to month, as the market value of commodity interests change. The balance of the total net assets is held in cash. All interest earned on the Partnership's interest-bearing funds is paid to the Partnership.

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

   Since the Partnership's business is to trade futures, forward and options contracts, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). The Partnership's exposure to market risk is influenced by a number of factors including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of the Partnership's speculative trading as well as the development of drastic market occurrences could result in monthly losses considerably beyond the Partnership's experience to date and could ultimately lead to a loss of all or substantially all of investors' capital. The General Partner attempts to minimize these risks by requiring the Partnership's trading managers to abide by various trading limitations and policies. See Note C to the financial statements for a further discussion on the credit and market risks associated with the Partnership's futures and forward contracts.

   The Partnership does not have, nor does it expect to have, any capital assets.

   Redemptions by limited partners and the General Partner recorded for the three months ended March 31, 1999 were $309,691 and $3,176, respectively. Redemptions by limited partners and the General Partner from commencement of operations, February 15, 1991, through March 31, 1999 totalled $74,936,811 and $802,414, respectively. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   In accordance with the Agreement of Limited Partnership, if the Partnership's net asset value declines below $10 million, the Partnership will dissolve.

Results of Operations

   The net asset value per Unit as of March 31, 1999 was $198.54, an increase of .89% from the December 31, 1998 value of $196.79.

   First quarter performance resulted in slight net profits. Gains were accumulated in the currency, soft and grain sectors. The financial, index, metal and energy sectors incurred losses.

   First quarter profits in the currency sector were derived from long U.S. dollar positions against the Deutsche mark and Swiss franc. The U.S. dollar rose against the Euro and most major currencies as evidence mounted for the continued relative strength of the U.S. economy and on safe-haven buying in response to uncertainty caused by NATO military attacks on Yugoslavia late in the quarter. Additionally, the U.S. dollar benefited from the considerable slow down in European growth and market sentiment that the European Central Bank will have to smooth the transition to the Euro by cutting rates.

   Grain sector positions recorded gains due to the prospects of global soy bean surpluses resulting from weak Asian demand. Cocoa and cotton positions in the soft markets were also profitable.

   The metal sector rallied during the first half of the quarter until events in Kosovo led to military NATO attacks on Yugoslavia, resulting in losses for long positions in silver and zinc.

   Interest income is earned on the Partnership's investment in U.S. Treasury bills and varies monthly according to interest rates, trading performance and redemptions. Interest income from U.S. Treasury bills decreased by approximately $29,000 for the three months ended March 31, 1999 as compared to 1998 as a result of declining interest rates as well as the effect of fewer funds available for investments in U.S. Treasury bills resulting from the liquidation of such investments for the payment of redemptions.

   Commissions are calculated on the net asset value on the first day of each month and, therefore, vary due to trading performance and redemptions. Commissions increased by approximately $3,000 for the three months ended March 31, 1999 as compared to 1998 due to the effect of positive trading performance since the latter part of 1998 partially offset by redemptions, on the monthly net asset values.

   Other transaction fees consist of National Futures Association, exchange and clearing fees which are based on the number of trades the trading managers execute as well as the exchange, clearing firm or bank on, or through, which the contract is traded. Other transaction fees decreased by approximately $8,000 for the three months ended March 31, 1999 as compared to 1998 due to decreased trading volume.

   Management fees are calculated on the portion of the net asset value allocated to each trading manager at the end of each month, and, therefore, are affected by trading performance and redemptions. Management fees decreased by approximately $8,000 for the three months ended March 31, 1999 as compared to 1998. This decrease was due to a reduction in the management fee rate from a 3% annual rate to 2% on the portion of the net assets that were reallocated from Willowbridge Associates, Inc. to Robert M. Tamiso during July 1998. Additionally, this decrease was due to redemptions during 1998 offset, in part, by positive trading performance since the latter part of 1998.

   Incentive fees are based on the New High Net Trading Profits generated by each trading manager, as defined in the Advisory Agreements among the Partnership, the General Partner and each trading manager. Accordingly, incentive fees of approximately $16,000 were earned during the three months ended March 31, 1999 by Robert M. Tamiso. Additionally, incentive fees of approximately $20,000 and $229,000 were earned during the three months ended March 31, 1998 by Eagle Trading Systems, Inc. and Robert M. Tamiso, respectively.

   General and administrative expenses decreased by approximately $10,000 for the three months ended March 31, 1999 as compared to 1998. These expenses include reimbursements of costs incurred by the General Partner on behalf of the Partnership, in addition to accounting, audit, tax and legal fees as well as printing and postage costs related to reports sent to limited partners. This decrease was due to a reduction in overall costs associated with administering the Partnership including continuing declines in printing and postage costs as limited partners redeem their units.

Year 2000 Risk

   A discussion of Year 2000 risk and its effect on the operations of the Partnership is included in the Partnership's Annual Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Item 2. Changes in Securities--None

Item 3. Defaults Upon Senior Securities--None

Item 4. Submission of Matters to a Vote of Security Holders--None

Item 5. Other Information--Effective April 1999, Eleanor L. Thomas and Joseph
                           A. Filicetti were elected by the Board of Directors of the General Partner as directors. In addition, Ms. Thomas has also been elected by the Board of Directors as President of the General Partner replacing Thomas M. Lane. Ms. Thomas joined Prudential Securities Incorporated in February 1993 and is primarily responsible for origination, asset allocation, and due diligence for Managed Futures. Mr. Filicetti was elected by the Board of Directors of the General Partner as Executive Vice President. Mr. Filicetti joined Prudential Securities Incorporated in September 1998 and is the Director of Sales and Marketing for Managed Futures.

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

PRUDENTIAL-BACHE OPTIMAX FUTURES FUND, L.P.

By: Seaport Futures Management, Inc.
    A Delaware corporation, General Partner

     By: /s/ Steven Carlino                       Date: May 14, 1999
     ----------------------------------------
     Steven Carlino
     Vice President and Treasurer