Form 10-Q
period 1999-06-30
PRUDENTIAL BACHE OPTIMAX FUTURES FUND LP
filed 1999-08-13
CIK 866533

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 1999

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                         June 30,       December 31,
                                                                           1999             1998
----------------------------------------------------------------------------------------------------
ASSETS
Equity in commodity trading accounts:
Cash                                                                    $ 3,603,747     $ 3,691,861
U.S. Treasury bills, at amortized cost                                   12,139,890      12,336,668
Net unrealized gain on open commodity positions                             647,123         584,528
                                                                        -----------     ------------
Total assets                                                            $16,390,760     $16,613,057
                                                                        -----------     ------------
                                                                        -----------     ------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Redemptions payable                                                     $   624,976     $   230,441
Accrued expenses                                                             71,783          70,377
Management fees payable                                                      27,194          27,570
Incentive fees payable                                                       43,388              --
Other transaction fees payable                                                2,829           1,260
                                                                        -----------     ------------
Total liabilities                                                           770,170         329,648
                                                                        -----------     ------------
Commitments
Partners' capital
Limited partners (77,265.203 and 81,916.579 units outstanding)           15,464,276      16,120,466
General partner (781 and 828 units outstanding)                             156,314         162,943
                                                                        -----------     ------------
Total partners' capital                                                  15,620,590      16,283,409
                                                                        -----------     ------------
Total liabilities and partners' capital                                 $16,390,760     $16,613,057
                                                                        -----------     ------------
                                                                        -----------     ------------
Net asset value per limited and general partnership unit ('Units')      $    200.15     $    196.79
                                                                        -----------     ------------
                                                                        -----------     ------------
----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

                  PRUDENTIAL-BACHE OPTIMAX FUTURES FUND, L.P.
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                    Six months ended             Three months ended
                                                        June 30,                      June 30,
                                               --------------------------     -------------------------
                                                  1999           1998            1999           1998
-------------------------------------------------------------------------------------------------------
REVENUES
Net realized gain on commodity transactions    $  917,209     $ 3,163,429     $  223,253     $1,185,765
Change in net unrealized gain on open
  commodity positions                              62,595      (1,240,478)       271,742       (760,191)
Interest from U.S. Treasury bills                 264,119         310,852        131,558        149,267
                                               ----------     -----------     ----------     ----------
                                                1,243,923       2,233,803        626,553        574,841
                                               ----------     -----------     ----------     ----------
EXPENSES
Commissions                                       653,567         643,148        326,567        319,223
Other transaction fees                             22,485          46,022         12,865         28,388
Management fees                                   164,515         175,627         82,360         85,345
Incentive fees                                     59,653         411,998         43,388        162,588
General and administrative                         68,679          68,373         31,154         20,594
                                               ----------     -----------     ----------     ----------
                                                  968,899       1,345,168        496,334        616,138
                                               ----------     -----------     ----------     ----------
Net income (loss)                              $  275,024     $   888,635     $  130,219     $  (41,297)
                                               ----------     -----------     ----------     ----------
                                               ----------     -----------     ----------     ----------
ALLOCATION OF NET INCOME (LOSS)
Limited partners                               $  272,272     $   879,747     $  128,916     $  (40,884)
                                               ----------     -----------     ----------     ----------
                                               ----------     -----------     ----------     ----------
General partner                                $    2,752     $     8,888     $    1,303     $     (413)
                                               ----------     -----------     ----------     ----------
                                               ----------     -----------     ----------     ----------
NET INCOME (LOSS) PER WEIGHTED AVERAGE
   LIMITED AND GENERAL PARTNERSHIP UNIT
Net income (loss) per weighted average
     limited and general partnership unit      $     3.36     $      9.65     $     1.60     $     (.45)
                                               ----------     -----------     ----------     ----------
                                               ----------     -----------     ----------     ----------
Weighted average number of limited and
  general partnership units outstanding            81,957          92,114         81,169         91,138
                                               ----------     -----------     ----------     ----------
                                               ----------     -----------     ----------     ----------
-------------------------------------------------------------------------------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                              LIMITED       GENERAL
                                               UNITS         PARTNERS       PARTNER         TOTAL
----------------------------------------------------------------------------------------------------
Partners' capital--December 31, 1998         82,744.579     $16,120,466     $162,943     $16,283,409
Net income                                       --             272,272       2,752          275,024
Redemptions                                  (4,698.376)       (928,462)     (9,381 )       (937,843)
                                             ----------     -----------     --------     -----------
Partners' capital--June 30, 1999             78,046.203     $15,464,276     $156,314     $15,620,590
                                             ----------     -----------     --------     -----------
                                             ----------     -----------     --------     -----------
----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

                  PRUDENTIAL-BACHE OPTIMAX FUTURES FUND, L.P.
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1999
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Prudential-Bache OptiMax Futures Fund, L.P. (the 'Partnership') as of June 30, 1999 and the results of its operations for the six and three months ended June 30, 1999 and 1998. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

New Accounting Guidance

   In June 1999, the Financial Accounting Standards Board ('FASB') issued Statement No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133--an amendment of FASB Statement No. 133, which delayed the effective date of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ('SFAS 133'). The Partnership does not believe the effect of adoption of SFAS 133, now required effective January 1, 2001, will be material.

B. Related Parties

   Seaport Futures Management, Inc. (the 'General Partner') and its affiliates perform services for the Partnership which include, but are not limited to: brokerage services, accounting and financial management, registrar, transfer and assignment functions, investor communications, printing services and other administrative services.

   The costs incurred for these services for the six and three months ended June 30, 1999 and 1998 were:

                                      Six months ended              Three months ended
                                          June 30,                       June 30,
                                 --------------------------     --------------------------
                                     1999            1998           1999            1998
                                 --------------------------     --------------------------
Commissions                        $ 653,567       $643,148       $ 326,567       $319,223
General and administrative            32,378         44,519          14,875         21,437
                                 -------------     --------     -------------     --------
                                   $ 685,945       $687,667       $ 341,442       $340,660
                                 -------------     --------     -------------     --------
                                 -------------     --------     -------------     --------

   Expenses payable to the General Partner and its affiliates (which are included in accrued expenses) were $42,418 and $15,295 as of June 30, 1999 and December 31, 1998, respectively.

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

   The General Partner attempts to minimize both credit and market risks by requiring the Partnership and its trading managers to abide by various trading limitations and policies. The General Partner monitors compliance with these trading limitations and policies which include, but are not limited to, executing and clearing all trades with creditworthy counterparties (currently, PSI is the sole counterparty or broker); limiting the amount of margin or premium required for any one commodity or all commodities combined; and generally limiting transactions to contracts which are traded in sufficient volume to permit the taking and liquidating of positions. Additionally, pursuant to the Advisory Agreements among the Partnership, the General Partner and each trading manager, a trading manager will automatically be terminated if the net asset value allocated to that trading manager declines by 33 1/3% since the first day of any calendar year or since the initial allocation of assets to that trading manager. Furthermore, the Agreement of Limited Partnership provides that the Partnership will liquidate its positions, and eventually dissolve, if the Partnership experiences a decline in the net asset value of 50% since the commencement of trading activities. In each case, the decline in the net asset value is after giving effect for distributions and redemptions. The General Partner may impose additional restrictions (through modifications of such trading limitations and policies) upon the trading activities of the trading managers as it, in good faith, deems to be in the best interests of the Partnership.

   PSI, when acting as the Partnership's futures commission merchant in accepting orders for the purchase or sale of domestic futures and options contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to the Partnership all assets of the Partnership relating to domestic futures and options trading and is not to commingle such assets with other assets of PSI. At June 30, 1999 such segregated assets totalled $11,096,099. Part 30.7 of the CFTC regulations also requires PSI to secure assets of the Partnership related to foreign futures and options trading, which totalled $5,326,484 at June 30, 1999. There are no segregation requirements for assets related to forward trading.

   As of June 30, 1999, all open futures and forward contracts mature within one year.

   At June 30, 1999 and December 31, 1998, gross contract amounts of open futures and forward contracts were:

                                                 1999               1998
                                             -------------      ------------
Financial Futures Contracts:
  Commitments to purchase                    $  73,530,033      $45,547,184
  Commitments to sell                          261,659,480       50,274,885
Currency Futures Contracts:
  Commitments to purchase                        7,288,970          216,163
  Commitments to sell                           15,360,076        1,262,608
Currency Forward Contracts:
  Commitments to purchase                       17,014,119        7,750,478
  Commitments to sell                           21,143,962        7,482,181
Other Futures Contracts:
  Commitments to purchase                        5,895,234          138,101
  Commitments to sell                            3,592,716        8,197,840

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

   At June 30, 1999 and December 31, 1998, the fair values of open futures and forward contracts were:

                                                 1999                          1998
                                      --------------------------     ------------------------
                                        Assets       Liabilities      Assets      Liabilities
                                      ----------     -----------     --------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                        $  212,652      $   20,588     $  3,400      $    3,572
     Currencies                          197,673          10,428       20,106           3,388
     Other                               188,660          10,101       97,898          22,075
  Foreign exchanges
     Financial                           463,104          78,350      644,508           3,568
     Other                                39,717         303,393       95,112           6,195
Forward Contracts:
     Currencies                          262,103         293,926        --            237,698
                                      ----------     -----------     --------     -----------
                                      $1,363,909      $  716,786     $861,024      $  276,496
                                      ----------     -----------     --------     -----------
                                      ----------     -----------     --------     -----------

   The following table presents the average fair value of futures, forward and options contracts during the six months ended June 30, 1999 and 1998, respectively.

                                                 1999                           1998
                                      --------------------------     --------------------------
                                        Assets       Liabilities       Assets       Liabilities
                                      ----------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                        $   48,250      $   15,801     $   98,886      $   15,787
     Currencies                          349,524          15,174        256,498          37,079
     Other                               115,477          13,879        140,157          25,194
  Foreign exchanges
     Financial                           359,472          54,497        451,627          58,393
     Other                                89,452         133,458         69,057          46,794
Forward Contracts:
     Currencies                          465,378         272,607        301,815         194,967
     Other                                --             --              18,118          24,821
Options Contracts:
  Domestic exchanges
     Financial                            --             --               9,692         --
     Currencies                           --             --               5,896         --
  Foreign exchanges
     Financial                            --             --               1,061         --
     Other                                --             --               2,072         --
                                      ----------     -----------     ----------     -----------
                                      $1,427,553      $  505,416     $1,354,879      $  403,035
                                      ----------     -----------     ----------     -----------
                                      ----------     -----------     ----------     -----------

   The following table presents the average fair value of futures, forward and options contracts during the three months ended June 30, 1999 and 1998, respectively.

                                                 1999                           1998
                                      --------------------------     --------------------------
                                        Assets       Liabilities       Assets       Liabilities
                                      ----------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                        $   77,162      $   23,591     $   67,797      $   18,134
     Currencies                          550,494          16,847        311,587          52,854
     Other                               103,079           5,762        111,233          37,593
  Foreign exchanges
     Financial                           261,903          55,379        345,794          73,404
     Other                                45,397         226,124         23,940          39,933
Forward Contracts:
     Currencies                          606,379         271,130        149,609         180,374
     Other                                --             --              13,355          43,229
Options Contracts:
  Domestic exchanges
     Financial                            --             --              15,235         --
     Currencies                           --             --               2,844         --
  Foreign exchanges
     Financial                            --             --               1,857         --
     Other                                --             --               3,626         --
                                      ----------     -----------     ----------     -----------
                                      $1,644,414      $  598,833     $1,046,877      $  445,521
                                      ----------     -----------     ----------     -----------
                                      ----------     -----------     ----------     -----------

                                       7

   The following table presents trading revenues from futures, forward and options contracts during the six and three months ended June 30, 1999 and 1998, respectively.

                                 Six months ended June 30,                Three months ended June 30,
                            ------------------------------------     -------------------------------------
                                  1999                 1998                 1999                 1998
                            -----------------     --------------     ------------------     --------------
Futures Contracts:
  Domestic exchanges
     Financial                 $  (117,674)         $ (166,732)           $(34,252)           $    2,783
     Currencies                    795,115             (45,894)            433,150              (106,949)
     Other                         (21,273)             87,960              13,375               (68,392)
  Foreign exchanges
     Financial                    (458,415)          1,788,225              55,123               695,333
     Other                        (355,250)            206,384            (385,139)              104,699
Forward Contracts:
     Currencies                  1,137,301             334,108             412,738                98,326
     Other                        --                  (111,484)           --                    (173,281)
Options Contracts:
  Domestic exchanges
     Financial                    --                   (93,143)           --                     (78,909)
     Currencies                   --                   (66,612)           --                     (39,561)
  Foreign exchanges
     Financial                    --                    (8,148)           --                      (8,148)
     Other                        --                    (1,713)           --                        (327)
                            -----------------     --------------     ------------------     --------------
                               $   979,804          $1,922,951            $494,995            $  425,574
                            -----------------     --------------     ------------------     --------------
                            -----------------     --------------     ------------------     --------------

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

   As of June 30, 1999, a significant portion of the Partnership's net assets was held in U.S. Treasury bills (which represented approximately 75% of the net assets prior to redemptions payable) and cash, which are used as margin for the Partnership's trading in commodities. Inasmuch as the sole business of the Partnership is to trade in commodities, the Partnership continues to own such liquid assets to be used as margin. The percentage that U.S. Treasury bills bears to the net assets varies each day, and from month to month, as the market value of commodity interests change. The balance of the total net assets is held in cash. All interest earned on the Partnership's interest-bearing funds is paid to the Partnership.

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

   Since the Partnership's business is to trade futures, forward and options contracts, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). The Partnership's exposure to market risk is influenced by a number of factors including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of the Partnership's speculative trading as well as the development of drastic market occurrences could result in monthly losses considerably beyond the Partnership's experience to date and could ultimately lead to a loss of all or substantially all of investors' capital. The General Partner attempts to minimize these risks by requiring the Partnership and its trading managers to abide by various trading limitations and policies which include limiting margin amounts, trading only in liquid markets and utilizing stop loss provisions. See Note C to the financial statements for a further discussion on the credit and market risks associated with the Partnership's futures and forward contracts.

   The Partnership does not have, nor does it expect to have, any capital assets.

   Redemptions by limited partners recorded for the six and three months ended June 30, 1999 were $928,462 and $618,771, respectively. Redemptions by the General Partner recorded for the six and three months ended June 30, 1999 were $9,381 and $6,205, respectively. Redemptions by limited partners and the General Partner from commencement of operations, February 15, 1991, through June 30, 1999 totalled $74,756,344 and $808,619, respectively. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   In accordance with the Agreement of Limited Partnership, if the Partnership's net asset value declines below $10 million, the Partnership will dissolve.

Results of Operations

   The net asset value per Unit as of June 30, 1999 was $200.15, an increase of 1.71% from the December 31, 1998 value of $196.79.

Quarterly Market Overview

   In the United States, as economic indicators strengthened and the Federal Reserve Bank announced they would raise interest rates, the U.S. dollar rose against most major currencies, especially European which were spurred by deteriorating confidence in the Euro. Throughout the second quarter, several issues weighed on world markets including significant price declines in global long-term interest bonds, the U.S. Federal Reserve's tightening of monetary policy and an increased supply of corporate debt. Furthermore, as the U.S. economy generated strength, investors feared possible inflation. U.S. bond prices fell, followed by European bonds which were depressed by rumors regarding Italy's retreat from the European Economic Union. Global stock markets recorded gains over the quarter, supported by solid corporate earnings and improved economies (especially Asian). In the commodity markets, the energy sector rallied as OPEC announced production cuts and lower inventories in oil and gasoline. A consistent tone prevailed in the agricultural and soft commodity markets as favorable seasonal growing conditions continued to weigh on prices.

Quarterly Partnership Performance

   Currency sector positions led by the Swiss franc, Euro, and Deutsche mark captured gains for the Partnership. The Swiss franc fell in value versus the U.S. dollar after losing its safe haven attraction as the war in Kosovo ended, and as the U.S. dollar gained strength when the Federal Reserve increased the U.S. interest rate by 0.25%. Weakness in the Euro continued due to deteriorating confidence in that currency and Italy's possible retraction from the European Economic Union. Consequently, the European Central Bank has been rumored to be considering an interest rate increase.

   In the energy sector, trading in light crude oil and natural gas provided profits. Crude oil products rallied as extremely hot U.S. weather drove utility demand during June. The rally continued following statements by oil ministers from Saudi Arabia and Mexico regarding the high degree of compliance with current OPEC production cuts. Additionally, natural gas products experienced low quarterly inventories.

   Losses were incurred in the metal sector led by silver, copper, and aluminum. Base metals rallied sharply following announcements that two major companies would significantly cut copper output. If carried out, the estimated production cuts would almost eliminate the estimated global copper supply surplus. Silver experienced extreme volatility throughout the second quarter and failed to recognize a trend. Additionally, aluminum rallied through April, until the market backed off almost 50% of the bullish move in March. As of May 24, the market corrected, and has since been trending higher.

   Interest income is earned on the Partnership's investment in U.S. Treasury bills and, therefore, varies monthly based on interest rates as well as the effect of trading performance and redemptions on the level of funds available for investment in U.S. Treasury bills. Despite a slight increase in the amount of funds available for investment in 1999, interest income decreased by $47,000 and $18,000 for the six and three months ended June 30, 1999 as compared to the same periods in 1998 as a result of declining interest rates.

   Commissions are calculated on the net asset value on the first day of each month and, therefore, vary due to trading performance and redemptions. Commissions increased by $10,000 and $7,000 for the six and three months ended June 30, 1999 as compared to the same periods in 1998 due to the effect of positive trading performance since the latter part of 1998 on the monthly net asset values, partially offset by redemptions.

   Other transaction fees consist of National Futures Association, exchange and clearing fees which are based on the number of trades the trading managers execute as well as which exchange, clearing firm or bank on, or through, which the contract is traded. Other transaction fees decreased by $24,000 and $16,000 for the six and three months ended June 30, 1999 as compared to the same periods in 1998 due to decreased trading volume.

   All trading decisions for the Partnership are currently being made by Eagle Trading Systems, Inc. ('Eagle'), Robert M. Tamiso ('Tamiso') and Hyman Beck & Company, Inc. ('Hyman Beck'). Management fees are calculated on the portion of the net asset value allocated to each trading manager at the end of each month, and, therefore, are affected by trading performance and redemptions. Management fees decreased by $11,000 and $3,000 for the six and three months ended June 30, 1999 as compared to the same periods in 1998. These decreases were due to a reduction in the management fee rate from a 3% annual rate to 2% on the portion of the net assets that were reallocated from Willowbridge Associates, Inc. to Tamiso during July 1998.

   Incentive fees are based on the New High Net Trading Profits generated by each trading manager, as defined in the Advisory Agreements among the Partnership, the General Partner and each trading manager. Incentive fees of $60,000 and $43,000 were earned during the six and three months ended June 30, 1999 by Tamiso. During the six and three months ended June 30, 1998, Eagle earned incentive fees of $386,000 and $157,000 while Tamiso earned incentive fees of $26,000 and $6,000.

   General and administrative expenses increased by $11,000 for the three months ended June 30, 1999 as compared to the same period in 1998, but were comparable over the respective six month periods. These expenses include reimbursements of costs incurred by the General Partner on behalf of the Partnership, in addition to accounting, audit, tax and legal fees as well as printing and postage costs related to reports sent to limited partners.

New Accounting Guidance

   In June 1999, the Financial Accounting Standards Board ('FASB') issued Statement No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133--an amendment of FASB Statement No. 133, which delayed the effective date of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ('SFAS 133'). The Partnership does not believe the effect of adoption of SFAS 133, now required effective January 1, 2001, will be material.

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

Item 5. Other Information-- None

Item 6. Exhibits and Reports on Form 8-K:

        (a) Exhibits

       3.1 Agreement of Limited Partnership of the Partnership, dated as of July 12, 1990 as amended as of October 3, 1990 (incorporated by and  reference to Exhibit A to the Registrant's Registration Statement
       4.1  on Form S-1, File No. 33-36216)

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

PRUDENTIAL-BACHE OPTIMAX FUTURES FUND, L.P.

By: Seaport Futures Management, Inc.
    A Delaware corporation, General Partner

     By: /s/ Steven Carlino                       Date: August 13, 1999
     ----------------------------------------
     Steven Carlino
     Vice President and Treasurer