Form 10-Q
period 1999-09-30
PRUDENTIAL BACHE OPTIMAX FUTURES FUND LP
filed 1999-11-12
CIK 866533

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 30, 1999

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                       September 30,     December 31,
                                                                           1999              1998
-----------------------------------------------------------------------------------------------------
ASSETS
Equity in commodity trading accounts:
Cash                                                                    $ 3,017,148      $ 3,691,861
U.S. Treasury bills, at amortized cost                                   11,761,115       12,336,668
Net unrealized gain on open commodity positions                             573,535          584,528
                                                                       -------------     ------------
Total assets                                                            $15,351,798      $16,613,057
                                                                       -------------     ------------
                                                                       -------------     ------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Redemptions payable                                                     $   355,196      $   230,441
Accrued expenses                                                             70,806           70,377
Management fees payable                                                      25,462           27,570
Other transaction fees payable                                                2,684            1,260
                                                                       -------------     ------------
Total liabilities                                                           454,148          329,648
                                                                       -------------     ------------
Commitments
Partners' capital
Limited partners (75,465.695 and 81,916.579 units outstanding)           14,748,539       16,120,466
General partner (763 and 828 units outstanding)                             149,111          162,943
                                                                       -------------     ------------
Total partners' capital                                                  14,897,650       16,283,409
                                                                       -------------     ------------
Total liabilities and partners' capital                                 $15,351,798      $16,613,057
                                                                       -------------     ------------
                                                                       -------------     ------------
Net asset value per limited and general partnership unit ('Units')      $    195.43      $    196.79
                                                                       -------------     ------------
                                                                       -------------     ------------
-----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

                  PRUDENTIAL-BACHE OPTIMAX FUTURES FUND, L.P.
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                    Nine months ended             Three months ended
                                                      September 30,                 September 30,
                                                --------------------------     ------------------------
                                                   1999           1998           1999           1998
-------------------------------------------------------------------------------------------------------
REVENUES
Net realized gain (loss) on commodity
  transactions                                  $  913,371     $ 4,762,563     $  (3,838)    $1,599,134
Change in net unrealized gain/loss on open
  commodity positions                              (10,993)        527,210       (73,588)     1,767,688
Interest from U.S. Treasury bills                  400,110         463,768       135,991        152,916
                                                ----------     -----------     ---------     ----------
                                                 1,302,488       5,753,541        58,565      3,519,738
                                                ----------     -----------     ---------     ----------
EXPENSES
Commissions                                        960,711         960,151       307,144        317,003
Other transaction fees                              32,470          61,404         9,985         15,382
Management fees                                    240,813         262,708        76,298         87,081
Incentive fees                                      59,653       1,012,240        --            600,242
General and administrative                         101,561         112,639        32,882         44,266
                                                ----------     -----------     ---------     ----------
                                                 1,395,208       2,409,142       426,309      1,063,974
                                                ----------     -----------     ---------     ----------
Net income (loss)                               $  (92,720)    $ 3,344,399     $(367,744)    $2,455,764
                                                ----------     -----------     ---------     ----------
                                                ----------     -----------     ---------     ----------
ALLOCATION OF NET INCOME (LOSS)
Limited partners                                $  (91,787)    $ 3,310,941     $(364,059)    $2,431,194
                                                ----------     -----------     ---------     ----------
                                                ----------     -----------     ---------     ----------
General partner                                 $     (933)    $    33,458     $  (3,685)    $   24,570
                                                ----------     -----------     ---------     ----------
                                                ----------     -----------     ---------     ----------
NET INCOME (LOSS) PER WEIGHTED AVERAGE
   LIMITED AND GENERAL PARTNERSHIP UNIT
Net income (loss) per weighted average
     limited and general partnership unit       $    (1.15)    $     36.92     $   (4.71)    $    28.05
                                                ----------     -----------     ---------     ----------
                                                ----------     -----------     ---------     ----------
Weighted average number of limited and
  general partnership units outstanding             80,653          90,594        78,046         87,554
                                                ----------     -----------     ---------     ----------
                                                ----------     -----------     ---------     ----------
-------------------------------------------------------------------------------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                              LIMITED       GENERAL
                                               UNITS         PARTNERS       PARTNER         TOTAL
----------------------------------------------------------------------------------------------------
Partners' capital--December 31, 1998         82,744.579     $16,120,466     $162,943     $16,283,409
Net loss                                         --             (91,787)       (933 )        (92,720)
Redemptions                                  (6,515.884)     (1,280,140)    (12,899 )     (1,293,039)
                                             ----------     -----------     --------     -----------
Partners' capital--September 30, 1999        76,228.695     $14,748,539     $149,111     $14,897,650
                                             ----------     -----------     --------     -----------
                                             ----------     -----------     --------     -----------
----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

                  PRUDENTIAL-BACHE OPTIMAX FUTURES FUND, L.P.
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Prudential-Bache OptiMax Futures Fund, L.P. (the 'Partnership') as of September 30, 1999 and the results of its operations for the nine and three months ended September 30, 1999 and 1998. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

   The costs incurred for these services for the nine and three months ended September 30, 1999 and 1998 were:

                                      Nine months ended               Three months ended
                                        September 30,                   September 30,
                                 ----------------------------     --------------------------
                                     1999             1998            1999            1998
                                 ----------------------------     --------------------------
Commissions                       $   960,711      $  960,151       $ 307,144       $317,003
General and administrative             46,013          58,682          13,635         14,163
                                 -------------     ----------     -------------     --------
                                  $ 1,006,724      $1,018,833       $ 320,779       $331,166
                                 -------------     ----------     -------------     --------
                                 -------------     ----------     -------------     --------

   Expenses payable to the General Partner and its affiliates (which are included in accrued expenses) were $27,704 and $15,295 as of September 30, 1999 and December 31, 1998, respectively.

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

   Futures and options contracts are traded on organized exchanges and are thus distinguished from forward contracts which are entered into privately by the parties. The credit risks associated with futures and options contracts are typically perceived to be less than those associated with forward contracts because exchanges typically provide clearinghouse arrangements in which the collective credit (subject to certain limitations) of the members of the exchanges is pledged to support the financial integrity of the exchange. On the other hand, the Partnership must rely solely on the credit of its broker (PSI) with respect to forward transactions. The Partnership presents unrealized gains and losses on open forward positions, if any, as a net amount in the statements of financial condition because it has a master netting agreement with PSI.

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

   PSI, when acting as the Partnership's futures commission merchant in accepting orders for the purchase or sale of domestic futures and options contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to the Partnership all assets of the Partnership relating to domestic futures and options trading and is not to commingle such assets with other assets of PSI. At September 30, 1999, such segregated assets totalled $9,452,417. Part 30.7 of the CFTC regulations also requires PSI to secure assets of the Partnership related to foreign futures and options trading, which totalled $5,986,869 at September 30, 1999. There are no segregation requirements for assets related to forward trading.

   As of September 30, 1999, all open futures and forward contracts mature within one year.

   At September 30, 1999 and December 31, 1998, gross contract amounts of open futures and forward contracts were:

                                                 1999               1998
                                             -------------      ------------
Financial Futures Contracts:
  Commitments to purchase                    $  85,810,569      $45,547,184
  Commitments to sell                          220,464,641       50,274,885
Currency Futures Contracts:
  Commitments to purchase                       17,149,820          216,163
  Commitments to sell                            1,847,463        1,262,608
Currency Forward Contracts:
  Commitments to purchase                       17,263,211        7,750,478
  Commitments to sell                           13,643,132        7,482,181
Other Futures Contracts:
  Commitments to purchase                        7,290,083          138,101
  Commitments to sell                              108,825        8,197,840

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

   At September 30, 1999 and December 31, 1998, the fair values of open futures and forward contracts were:

                                                 1999                          1998
                                      --------------------------     ------------------------
                                        Assets       Liabilities      Assets      Liabilities
                                      ----------     -----------     --------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                        $  103,616      $   31,293     $  3,400      $    3,572
     Currencies                           39,765           5,875       20,106           3,388
     Other                               490,031           3,206       97,898          22,075
  Foreign exchanges
     Financial                           106,158          41,124      644,508           3,568
     Other                                17,565          14,614       95,112           6,195
Forward Contracts:
     Currencies                          424,235         511,723        --            237,698
                                      ----------     -----------     --------     -----------
                                      $1,181,370      $  607,835     $861,024      $  276,496
                                      ----------     -----------     --------     -----------
                                      ----------     -----------     --------     -----------

   The following table presents the average fair value of futures, forward and options contracts during the nine months ended September 30, 1999 and 1998, respectively.

                                                 1999                           1998
                                      --------------------------     --------------------------
                                        Assets       Liabilities       Assets       Liabilities
                                      ----------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                        $   88,160      $   19,495     $  160,137      $   12,226
     Currencies                          315,924          28,037        239,147          30,637
     Other                               184,458          13,037        155,141          27,763
  Foreign exchanges
     Financial                           349,486          54,555        555,789          44,626
     Other                                83,178         111,246         49,372         146,605
Forward Contracts:
     Currencies                          476,720         430,897        327,614         276,540
     Other                                --             --              12,683          17,375
Options Contracts:
  Domestic exchanges
     Financial                            --             --               6,785         --
     Currencies                           --             --               4,128         --
  Foreign exchanges
     Financial                            --             --                 743         --
     Other                                --             --               1,450         --
                                      ----------     -----------     ----------     -----------
                                      $1,497,926      $  657,267     $1,512,989      $  555,772
                                      ----------     -----------     ----------     -----------
                                      ----------     -----------     ----------     -----------

   The following table presents the average fair value of futures, forward and options contracts during the three months ended September 30, 1999 and 1998, respectively.

                                                 1999                           1998
                                      --------------------------     --------------------------
                                        Assets       Liabilities       Assets       Liabilities
                                      ----------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Financial                        $  189,124      $   26,233     $  287,324      $    5,530
     Currencies                          227,561          46,147        195,917          39,196
     Other                               306,225          10,830        149,643          37,536
  Foreign exchanges
     Financial                           360,414          60,607        645,162          41,263
     Other                                61,333         120,412          9,702         289,516
Forward Contracts:
     Currencies                          442,915         673,662        318,380         480,174
     Other                                --             --              --              21,484
Options Contracts:
  Foreign exchanges
     Other                                --             --               1,003         --
                                      ----------     -----------     ----------     -----------
                                      $1,587,572      $  937,891     $1,607,131      $  914,699
                                      ----------     -----------     ----------     -----------
                                      ----------     -----------     ----------     -----------

   The following table presents trading revenues from futures, forward and options contracts during the nine and three months ended September 30, 1999 and 1998, respectively.

                              Nine months ended September 30,          Three months ended September 30,
                            ------------------------------------     -------------------------------------
                                  1999                 1998                 1999                 1998
                            -----------------     --------------     ------------------     --------------
Futures Contracts:
  Domestic exchanges
     Financial                 $  (369,504)         $  865,316           $ (251,830)          $1,032,048
     Currencies                    936,571             188,419              141,456              234,313
     Other                         481,474              36,222              502,747              (51,738)
  Foreign exchanges
     Financial                    (615,984)          4,217,205             (157,569)           2,428,980
     Other                        (153,592)           (323,319)             201,658             (529,703)
Forward Contracts:
     Currencies                    623,413             588,605             (513,888)             254,497
     Other                        --                  (111,484)            --                    --
Options Contracts:
  Domestic exchanges
     Financial                    --                   (90,705)            --                      2,438
     Currencies                   --                   (66,612)            --                    --
  Foreign exchanges
     Financial                    --                    (8,148)            --                    --
     Other                        --                    (5,726)            --                     (4,013)
                            -----------------     --------------     ------------------     --------------
                               $   902,378          $5,289,773           $  (77,426)          $3,366,822
                            -----------------     --------------     ------------------     --------------
                            -----------------     --------------     ------------------     --------------

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

   As of September 30, 1999, a significant portion of the Partnership's net assets was held in U.S. Treasury bills (which represented approximately 77% of the net assets prior to redemptions payable) and cash, which are used as margin for the Partnership's trading in commodities. Inasmuch as the sole business of the Partnership is to trade in commodities, the Partnership continues to own such liquid assets to be used as margin. The percentage that U.S. Treasury bills bears to the net assets varies each day, and from month to month, as the market value of commodity interests change. The balance of the total net assets is held in cash. All interest earned on the Partnership's interest-bearing funds is paid to the Partnership.

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

   Redemptions by limited partners recorded for the nine and three months ended September 30, 1999 were $1,280,140 and $351,678, respectively. Redemptions by the General Partner recorded for the nine and three months ended September 30, 1999 were $12,899 and $3,518, respectively. Redemptions by limited partners and the General Partner from commencement of operations, February 15, 1991, through September 30, 1999 totalled $75,108,022 and $812,137, respectively. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   In accordance with the Agreement of Limited Partnership, if the Partnership's net asset value declines below $10 million, the Partnership will dissolve.

Results of Operations

   The net asset value per Unit as of September 30, 1999 was $195.43, a decrease of .69% from the December 31, 1998 value of $196.79, and a decrease of 2.36% from the June 30, 1999 net asset value per Unit of $200.15.

Quarterly Market Overview

   During the quarter, global financial markets experienced heavy volatility. In July, U.S. Federal Reserve policy gave markets a boost. However, record trade deficits, higher employment costs, fears of inflation and higher interest rates in the U.S. quickly caused a reversal in U.S. stock and bond markets. Global stock and bond markets followed U.S. markets demonstrating increased volatility. The U.S. dollar also experienced fluctuations throughout the quarter as signs of a stronger U.S. economy versus the European community supported the dollar's rise to new highs against most major currencies. However, later in the quarter as a record trade gap and stronger than expected European economic data were reported, the U.S. dollar came under pressure and continued to fall against most major currencies and to record lows against the Japanese yen. In the commodities markets, energy prices rose as OPEC members agreed to maintain cuts in oil output. The metal sector experienced extreme movement as gold prices rose to a two-year high following reports that 15 European central banks would limit sales and retain higher gold reserves.

Quarterly Partnership Performance

   The Partnership incurred losses in the index sector due to positions in the S&P 500 and Nikkei Dow (Japan). These markets were trendless as both the S&P 500 and Nikkei Dow moved sideways and a bit downward.

   In the currency sector, trading in Swiss franc, Australian dollar and Canadian dollar resulted in losses. Commodity based currencies such as the Australian and Canadian dollars experienced gains against the U.S. dollar as gold prices and other precious metals surged in September. The Partnership's short positions incurred losses.

   Gains were derived from long energy sector positions in light crude and heating oil. OPEC's production cuts continued to prove effective for oil markets. Expectations that current output levels could be maintained for the foreseeable future also contributed to a bullish sentiment.

   In the financial sector, trading in British gilt and U.S. Treasury bonds resulted in profits. Except for Japan, global interest rate markets followed the lead of the U.S. bond market as rates moved higher. On August 24th, the Federal Open Market Committee decided to increase the U.S. federal funds rate by 25 basis points. European bond prices were weaker than U.S. bond prices due to fear of a tightening bias and a rate hike by the European Central Bank (ECB). ECB president Duisenberg made a public statement about tightening monetary policy in response to inflationary pressures within the euro-zone. Short positions proved profitable.

   The grain sector derived gains for the Partnership from short soybean positions. Soybean prices fell as drought-related supply concerns were alleviated and the market began to focus on weak domestic demand.

   Interest income is earned on the Partnership's investment in U.S. Treasury bills and, therefore, varies monthly based on interest rates as well as the effect of trading performance and redemptions on the level of funds available for investment in U.S. Treasury bills. Interest income decreased $64,000 and $17,000 for the nine and three months ended September 30, 1999 as compared to the same periods in 1998 due to the effect of lower interest rates during 1999 and redemptions.

   Commissions are calculated on the net asset value on the first day of each month and, therefore, vary due to trading performance and redemptions. Commissions for the nine months ended September 30, 1999 were comparable to the corresponding period in 1998 as the increase in monthly net asset values from income generated primarily during August and September 1998 was offset by redemptions. Commissions decreased $10,000 for the three months ended September 30, 1999 as compared to the same period in 1998 due to the effect of negative trading performance during the third quarter of 1999 and redemptions on the monthly net asset values.

   Other transaction fees consist of National Futures Association, exchange and clearing fees which are based on the number of trades the trading managers execute as well as which exchange, clearing firm or bank on, or through, which the contract is traded. Other transaction fees decreased $29,000 and $5,000 for the nine and three months ended September 30, 1999 as compared to the same periods in 1998 primarily due to decreased trading volume.

   All trading decisions for the Partnership are currently being made by Eagle Trading Systems, Inc. ('Eagle'), Robert M. Tamiso ('Tamiso') and Hyman Beck & Company, Inc. ('Hyman Beck'). Management fees are calculated on the portion of the net asset value allocated to each trading manager at the end of each month, and, therefore, are affected by trading performance and redemptions. Management fees decreased by $22,000 and $11,000 for the nine and three months ended September 30, 1999 as compared to the same periods in 1998. The nine month decrease was primarily due to a reduction in the management fee rate from a 3% annual rate to 2% on the portion of the net assets that were reallocated from Willowbridge Associates, Inc. to Tamiso during July 1998. The three month decrease was primarily due to lower monthly net asset values as a result of redemptions and poor trading performance during the third quarter of 1999.

   Incentive fees are based on the New High Net Trading Profits generated by each trading manager, as defined in the Advisory Agreements among the Partnership, the General Partner and each trading manager. Incentive fees of $60,000 were earned during the six months ended June 30, 1999. Incentive fees of $1,012,000 and $600,000 were earned during the nine and three months ended September 30, 1998.

   General and administrative expenses decreased $11,000 for the nine and three months ended September 30, 1999 as compared to the same periods in 1998. These expenses include reimbursements of costs incurred by the General Partner on behalf of the Partnership, in addition to accounting, audit, tax and legal fees as well as printing and postage costs related to reports sent to limited partners. These decreases were due to reductions in overall costs associated with administering the Partnership including continuing declines in printing and postage costs as limited partners redeem their Units.

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

PRUDENTIAL-BACHE OPTIMAX FUTURES FUND, L.P.

By: Seaport Futures Management, Inc.
    A Delaware corporation, General Partner

     By: /s/ Steven Carlino                       Date: November 12, 1999
     ----------------------------------------
     Steven Carlino
     Vice President and Treasurer