Form 10-K
period 1999-12-31
PRUDENTIAL BACHE OPTIMAX FUTURES FUND LP
filed 2000-03-30
CIK 866533

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

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

Securities registered pursuant to Section 12(b) of the Act:
                                               None
--------------------------------------------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:
                         Units of Limited Partnership Interest
--------------------------------------------------------------------------------
                                 (Title of class)

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

      Agreement of Limited Partnership of the Registrant, dated July 12, 1990, included as part of the Registration Statement on Form S-1 (File No. 33-36216) filed with the Securities and Exchange Commission on August 3, 1990 pursuant to Rule 424(b) of the Securities Act of 1933, and amended on October 3, 1990 and November 5, 1990, is incorporated by reference into Part IV of this Annual Report on 10-K

   Registrant's Annual Report to Limited Partners for the year ended December 31, 1999 is incorporated by reference into Parts II and IV of this Annual Report on Form 10-K

                           Index to exhibits can be found on pages 9 through 11.

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

   Through March 31, 1996, the Registrant maintained two classes (each a 'Class') of Units. At the inception of the Registrant, 60% of the net asset value of the Class A Units and 100% of the net asset value of the Class B Units were allocated to commodities trading. As a protective device in conjunction with the letter of credit (see further discussion below), the remaining 40% was placed in reserve (the 'Reserve Assets') and was not committed to commodities trading until March 31, 1996 (the 'Capital Return Date'). On the Capital Return Date, the letter of credit expired and the Reserve Assets were allocated evenly to Robert M. Tamiso ('Tamiso') and Hyman Beck & Company, Inc. ('Hyman Beck'), new independent commodities trading managers to the Registrant.

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

Trading Managers

   All trading decisions for the Registrant are currently being made by Eagle Trading Systems, Inc. ('Eagle'), Tamiso and Hyman Beck. Effective May 1, 1997, all assets previously managed by Chesapeake Capital Corporation ('Chesapeake') were reallocated to Eagle pursuant to its Eagle-Global System trading program. The monthly management fee paid to Eagle equals 1/6 of 1% (a 2% annual rate) of its net asset value as compared to 5/24 of 1% (a 2.5% annual rate) paid to Chesapeake. The quarterly incentive fee paid to Eagle equals 23% of the New High Net Trading Profits (as defined in the Advisory Agreement among the Registrant, the General Partner and Eagle) as compared to 17% of the New High Net Trading Profits paid to Chesapeake. During July 1998, Willowbridge Associates Inc. ('Willowbridge') ceased to serve as a trading manager to the Registrant. All assets previously managed by Willowbridge were reallocated to Tamiso. The monthly management fee paid to Tamiso equals 1/6 of 1% (a 2% annual rate) of its net asset value as compared to 1/4 of 1% (a 3% annual rate) paid to Willowbridge. The quarterly incentive fee paid to Tamiso equals 17% of the New High Net Trading Profits as compared to 20% of the New High Net Trading Profits paid to Willowbridge. The general partner retains the authority to override trading instructions that violate the Registrant's trading policies.

General Partner and its Affiliates

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

Employees

   The Registrant has no employees. Management and administrative services for the Registrant are performed by the General Partner and its affiliates pursuant to the Partnership Agreement as further discussed in Notes A, C and D to the Registrant's annual report to limited partners for the year ended December 31, 1999 ('Registrant's 1999 Annual Report') which is filed as an exhibit hereto.

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

Item 4. Submission of Matters to a Vote of Limited Partners

   None

                                    PART II

Item 5. Market for the Registrant's Units and Related Limited Partner Matters

   Information with respect to the offering of Units is incorporated by reference to Note A to the Registrant's 1999 Annual Report, which is filed as an exhibit hereto.

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

   As of March 21, 2000, there were 724 holders of record owning 73,843.467 OptiMax Units which include 739 units of general partnership interest.

Item 6. Selected Financial Data

   The following table presents selected financial data of the Registrant. This data should be read in conjunction with the financial statements of the Registrant and the notes thereto on pages 2 through 12 of the Registrant's 1999 Annual Report which is filed as an exhibit hereto.

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

                                                                           OptiMax Units
                                                            --------------------------------------------
                                                                      Year ended December 31,
                                                            --------------------------------------------
                                                                1999            1998            1997
                                                            ------------    ------------    ------------
Total revenues (including interest)......................   $   720,601     $ 5,493,048     $ 4,802,183
                                                            ------------    ------------    ------------
                                                            ------------    ------------    ------------
Net income (loss)........................................   $(1,063,081 )   $ 2,654,129     $ 2,422,998
                                                            ------------    ------------    ------------
                                                            ------------    ------------    ------------
Net income (loss) per weighted average OptiMax Unit......   $    (13.36 )   $     29.85     $     24.91
                                                            ------------    ------------    ------------
                                                            ------------    ------------    ------------
Total assets.............................................   $14,258,375     $16,850,755     $16,006,910
                                                            ------------    ------------    ------------
                                                            ------------    ------------    ------------
Net asset value per OptiMax Unit.........................   $    182.70     $    196.79     $    167.43
                                                            ------------    ------------    ------------
                                                            ------------    ------------    ------------

                                                Nine Months
                                                   ended               Three Months
                                                December 31,              ended                 Year ended
                                                    1996                March 31,              December 31,
                                                ------------               1996                    1996
                                                  OptiMax       --------------------------    --------------
                                                   Units          A Units        B Units       Total Units
                                                ------------    -----------    -----------    --------------
Total revenues (including interest)..........   $ 3,217,314     $   267,967     $  35,806      $  3,521,087
                                                ------------    -----------    -----------    --------------
                                                ------------    -----------    -----------    --------------
Net income (loss)............................   $ 1,651,464     $   (68,148)    $ (32,283)     $  1,551,033
                                                ------------    -----------    -----------    --------------
                                                ------------    -----------    -----------    --------------
Net income (loss) per weighted average
  unit.......................................   $     14.85     $      (.52)    $   (2.07)
                                                ------------    -----------    -----------
                                                ------------    -----------    -----------
Total assets.................................                                                  $ 15,537,123
                                                                                              --------------
                                                                                              --------------
Net asset value per OptiMax Unit.............                                                  $     142.51
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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   This information is incorporated by reference to pages 14 through 17 of the Registrant's 1999 Annual Report which is filed as an exhibit hereto.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

   Information regarding quantitative and qualitative disclosures about market risk is not required pursuant to Item 305(e) of Regulation S-K.

Item 8. Financial Statements and Supplementary Data

   The financial statements are incorporated by reference to pages 2 through 12 of the Registrant's 1999 Annual Report which is filed as an exhibit hereto.

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

   The directors and executive officers of Seaport Futures Management, Inc. and their positions with respect to the Registrant are as follows:

            Name                                      Position
Eleanor L. Thomas               President and Director
Joseph A. Filicetti             Executive Vice President and Director
Barbara J. Brooks               Chief Financial Officer
Steven Carlino                  Vice President and Treasurer
Alan J. Brody                   Director
A. Laurence Norton, Jr.         Director
Guy S. Scarpaci                 Director
Tamara B. Wright                Senior Vice President and Director

ELEANOR L. THOMAS, age 45, is the President and a Director of Seaport Futures Management, Inc. and is the Executive Vice President and a Director of Prudential Securities Futures Management Inc. She is primarily responsible for origination, asset allocation, and due diligence for the managed futures department within PSI. She is also a First Vice President of PSI. Prior to joining PSI in March 1993, she was with MC Baldwin Financial Company from June 1990 through February 1993 and Arthur Andersen & Co. from 1986 through May 1990. Ms. Thomas is a certified public accountant.

JOSEPH A. FILICETTI, age 37, is the Executive Vice President and a Director of Seaport Futures Management, Inc. He had been a Vice President of Seaport Futures Management, Inc. and Prudential Securities Futures Management Inc. from October 1998 to March 1999. In April 1999, Mr. Filicetti was named to his current positions at Seaport Futures Management, Inc. and became the President and a Director of Prudential Securities Futures Management Inc. Mr. Filicetti is also a Vice President of PSI and the Director of Sales and Marketing for its managed futures department. Prior to joining PSI, Mr. Filicetti was with Rotella Capital Management as Director of Sales and Marketing from September 1996 through September 1998, and was with Merrill Lynch as a market maker trading bonds from July 1992 to August 1996.

BARBARA J. BROOKS, age 51, is the Chief Financial Officer of Seaport Futures Management, Inc. She is a Senior Vice President of PSI. She is also the Chief Financial Officer of Prudential Securities Futures Management Inc. and serves in various capacities for other affiliated companies. She has held several positions within PSI since April 1983. Ms. Brooks is a certified public accountant.

STEVEN CARLINO, age 36, is a Vice President and Treasurer of Seaport Futures Management, Inc. He is a First Vice President of PSI. He is also a Vice President and Treasurer of Prudential Securities Futures Management Inc. and serves in various capacities for other affiliated companies. Prior to joining PSI in October 1992, he was with Ernst & Young for six years. Mr. Carlino is a certified public accountant.

ALAN J. BRODY, age 48 is a Director of Seaport Futures Management, Inc. and Prudential Securities Futures Management Inc. Mr. Brody has been a Senior Vice President and Director of International Sales and Marketing for PSI since 1996. Based in London, Mr. Brody is currently responsible for the marketing and sales of all PSI products and services to international clientele throughout the firm's global branch system. Additionally, Mr. Brody has overall responsibility for the managed futures department within PSI. Prior to joining PSI, Mr. Brody was an Executive Director and Senior Vice President with Lehman Brothers' Financial Services Division in London and President of Lehman Brothers Futures Asset Management Corp. from 1990 to 1996. Prior to joining Lehman Brothers, Mr. Brody served as President and Chief Executive Officer of Commodity Exchange, Inc. from 1980 to 1989. Earlier in his career, Mr. Brody was associated with the law firm of Baer Marks and Upham from 1977 to 1980.

A. LAURENCE NORTON, JR., age 61, is a Director of Seaport Futures Management, Inc. He is an Executive Vice President of PSI and, since March 1994, has been the director of the International and Futures Divisions of PSI. He is also a Director of Prudential Securities Futures Management Inc. and is a member of PSI's Operating Committee. From October 1991 to March 1994, he held the position of Executive Director of Retail Development and Retail Strategies at PSI. Prior to joining PSI in 1991, Mr. Norton was a Senior Vice President and Branch Manager of Shearson Lehman Brothers.

GUY S. SCARPACI, age 53, is a Director of Seaport Futures Management, Inc. He is a First Vice President of the Futures Division of PSI. He is also a Director of Prudential Securities Futures Management Inc. Mr. Scarpaci has been employed by PSI in positions of increasing responsibility since August 1974.

TAMARA B. WRIGHT, age 41, is a Senior Vice President and Director of Seaport Futures Management, Inc. She is a Senior Vice President and Chief Administrative Officer for the International and Futures Divisions of PSI. She is also a Senior Vice President and Director of Prudential Securities Futures Management Inc. and serves in various capacities for other affiliated companies. Prior to joining PSI in July 1988, she was a manager with Price Waterhouse.

   Effective April 1999, Eleanor L. Thomas and Joseph A. Filicetti were elected as Directors of both Prudential Securities Futures Management Inc. and Seaport Futures Management, Inc. In addition, Ms. Thomas was elected as President of Seaport Futures Management, Inc. replacing Thomas M. Lane, Jr. and Mr. Filicetti was elected as the Executive Vice President of Seaport Futures Management, Inc. Additionally, Alan J. Brody was elected as a Director of Seaport Futures Management, Inc. and Prudential Securities Futures Management Inc. during May 1999.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

   As of March 21, 2000, no director or officer of the General Partner owns directly or beneficially any interest in the voting securities of the General Partner.

   As of March 21, 2000, no director or officer of the General Partner owns directly or beneficially any of the units issued by the Registrant.

   As of March 21, 2000, one owner of limited partnership units beneficially owns more than five percent (5%) of the limited partnership units of the Registrant as follows:

                                 Name and Address                  Amount
                                        of                     and Nature of            Percent of
     Title of Class              Beneficial Owner           Beneficial Ownership           Class
------------------------     ------------------------     ------------------------      -----------
units of limited             Carmella Gonzalez                 7,360 OptiMax Units          10%
partnership interest         13125 East Freeway
                             Houston, Texas
                             77015-5803

Item 13. Certain Relationships and Related Transactions

   The Registrant has and will continue to have certain relationships with the General Partner and its affiliates. However, there have been no direct financial transactions between the Registrant and the directors or officers of the General Partner.

   Reference is made to Notes A, C and D to the financial statements of the Registrant's 1999 Annual Report which is filed as an exhibit hereto, which identify the related parties and discuss the services provided by these parties and the amounts paid or payable for their services.

                                    PART IV

                                                                                          Page in
                                                                                       Annual Report
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      1. Financial Statements and Report of Independent
            Accountants--incorporated by reference to the Registrant's 1999 Annual
            Report which is filed as an exhibit hereto
            Report of Independent Accountants                                                2
            Financial Statements:
            Statements of Financial Condition--December 31, 1999 and 1998                    3
            Statements of Operations--Three years ended December 31, 1999                    4
            Statements of Changes in Partners' Capital--Three years ended December
            31, 1999                                                                         5
            Notes to Financial Statements                                                    6
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

10.16       Advisory Agreement dated May 15, 1997 between the Registrant, Seaport
            Futures Management, Inc. and Eagle Trading Systems, Inc. (incorporated by reference to Exhibit 10.16 of the Registrant's Quarterly Report on
            Form 10-Q for the period ended March 31, 1997)
13          Registrant's 1999 Annual Report (with the exception of the information and data incorporated by reference in Items 5, 7 and 8 of this Annual
            Report on Form 10-K, no other information or data appearing in the
            Registrant's 1999 Annual Report is to be deemed filed as part of this report) (filed herewith)
27          Financial Data Schedule (filed herewith)
(b)         Reports on Form 8-K
            No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Prudential-Bache OptiMax Futures Fund, L.P.

By: Seaport Futures Management, Inc.
    A Delaware corporation, General Partner

    By: /s/ Steven Carlino                         Date: March 30, 2000
    ---------------------------------------
    Steven Carlino
    Vice President and Treasurer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities (with respect to the General Partner) and on the dates indicated.

By: Seaport Futures Management, Inc.
    A Delaware corporation, General Partner

     By: /s/ Eleanor L. Thomas                      Date: March 30, 2000
     --------------------------------------
     Eleanor L. Thomas
     President and Director

     By: /s/ Joseph A. Filicetti                    Date: March 30, 2000
     ---------------------------------------
     Joseph A. Filicetti
     Executive Vice President and Director

     By: /s/ Barbara J. Brooks                      Date: March 30, 2000
     ---------------------------------------
     Barbara J. Brooks
     Chief Financial Officer

     By: /s/ Steven Carlino                         Date: March 30, 2000
     --------------------------------------
     Steven Carlino
     Vice President and Treasurer

     By: /s/ Alan J. Brody                          Date: March 30, 2000
     --------------------------------------
     Alan J. Brody
     Director

     By:                                            Date:
     ---------------------------------------
     A. Laurence Norton, Jr.
     Director
     By: /s/ Guy S. Scarpaci                        Date: March 30, 2000
     ---------------------------------------
     Guy S. Scarpaci
     Director
     By:                                            Date:
     ---------------------------------------
     Tamara B. Wright
     Senior Vice President and Director