Form 10-Q
period 2000-03-31
PRUDENTIAL BACHE OPTIMAX FUTURES FUND LP
filed 2000-05-12
CIK 866533

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 2000

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                         March 31,      December 31,
                                                                           2000             1999
----------------------------------------------------------------------------------------------------
ASSETS
Cash                                                                    $ 2,932,587     $ 2,984,501
U.S. Treasury bills, at amortized cost                                    8,853,545      10,363,288
Net unrealized gain (loss) on open futures contracts                       (110,494)        910,586
                                                                        -----------     ------------
Total assets                                                            $11,675,638     $14,258,375
                                                                        -----------     ------------
                                                                        -----------     ------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Redemptions payable                                                     $   490,937     $   435,781
Net unrealized loss on open forward contracts                               136,316         212,717
Accrued expenses                                                             72,797          94,341
Management fees payable                                                      19,109          23,250
Other transaction fees payable                                                  968             778
                                                                        -----------     ------------
Total liabilities                                                           720,127         766,867
                                                                        -----------     ------------
Commitments
Partners' capital
Limited partners (69,969.336 and 73,104.467 units outstanding)           10,845,919      13,356,495
General partner (707 and 739 units outstanding)                             109,592         135,013
                                                                        -----------     ------------
Total partners' capital                                                  10,955,511      13,491,508
                                                                        -----------     ------------
Total liabilities and partners' capital                                 $11,675,638     $14,258,375
                                                                        -----------     ------------
                                                                        -----------     ------------
Net asset value per limited and general partnership unit ('Units')      $    155.01     $    182.70
                                                                        -----------     ------------
                                                                        -----------     ------------
----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

                  PRUDENTIAL-BACHE OPTIMAX FUTURES FUND, L.P.
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                              Three months ended
                                                                                   March 31,
                                                                           -------------------------
                                                                              2000           1999
----------------------------------------------------------------------------------------------------
REVENUES
Net realized gain (loss) on commodity transactions                         $  (864,379)    $ 693,956
Change in net unrealized gain/loss on open commodity positions                (944,679)     (209,147)
Interest from U.S. Treasury bills                                              127,729       132,561
                                                                           -----------     ---------
                                                                            (1,681,329)      617,370
                                                                           -----------     ---------
EXPENSES
Commissions                                                                    259,213       327,000
Other transaction fees                                                           6,765         9,620
Management fees                                                                 61,497        82,155
Incentive fees                                                                 --             16,265
General and administrative                                                      36,256        37,525
                                                                           -----------     ---------
                                                                               363,731       472,565
                                                                           -----------     ---------
Net income (loss)                                                          $(2,045,060)    $ 144,805
                                                                           -----------     ---------
                                                                           -----------     ---------
ALLOCATION OF NET INCOME (LOSS)
Limited partners                                                           $(2,024,599)    $ 143,356
                                                                           -----------     ---------
                                                                           -----------     ---------
General partner                                                            $   (20,461)    $   1,449
                                                                           -----------     ---------
                                                                           -----------     ---------
NET INCOME (LOSS) PER WEIGHTED AVERAGE LIMITED
   AND GENERAL PARTNERSHIP UNIT
Net income (loss) per weighted average limited
  and general partnership unit                                             $    (27.69)    $    1.75
                                                                           -----------     ---------
                                                                           -----------     ---------
Weighted average number of limited and
  general partnership units outstanding                                         73,843        82,745
                                                                           -----------     ---------
                                                                           -----------     ---------
----------------------------------------------------------------------------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                              LIMITED       GENERAL
                                               UNITS         PARTNERS       PARTNER         TOTAL
----------------------------------------------------------------------------------------------------
Partners' capital--December 31, 1999         73,843.467     $13,356,495     $135,013     $13,491,508
Net loss                                             --      (2,024,599)     (20,461)     (2,045,060)
Redemptions                                  (3,167.131)       (485,977)      (4,960)       (490,937)
                                             ----------     -----------     --------     -----------
Partners' capital--March 31, 2000            70,676.336     $10,845,919     $109,592     $10,955,511
                                             ----------     -----------     --------     -----------
                                             ----------     -----------     --------     -----------
----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

                                       3

                  PRUDENTIAL-BACHE OPTIMAX FUTURES FUND, L.P.
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Seaport Futures Management, Inc. (the 'General Partner'), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Prudential-Bache OptiMax Futures Fund, L.P. (the 'Partnership') as of March 31, 2000 and the results of its operations for the three months ended March 31, 2000 and 1999. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

   Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1999 (the 'Annual Report').

   In accordance with the Agreement of Limited Partnership, if the Partnership's net asset value declines below $10 million as of the end of any business day, the Partnership will dissolve.

B. Related Parties

   The General Partner and its affiliates perform services for the Partnership which include, but are not limited to: brokerage services; accounting and financial management; registrar, transfer and assignment functions; investor communications; printing services and other administrative services.

   The costs incurred for these services for the three months ended March 31, 2000 and 1999 were:

                                    2000           1999
---------------------------------------------------------
Commissions                       $ 259,213      $327,000
General and administrative           15,486        17,503
                                -------------    --------
                                  $ 274,699      $344,503
                                -------------    --------
                                -------------    --------

   Expenses payable to the General Partner and its affiliates (which are included in accrued expenses) were $30,121 and $40,493 as of March 31, 2000 and December 31, 1999, respectively.

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

C. Derivative Instruments and Associated Risks

   The Partnership is exposed to various types of risk associated with the derivative instruments and related markets in which it invests. These risks include, but are not limited to, risk of loss from fluctuations in the value of derivative instruments held (market risk) and the inability of counterparties to perform under the terms of the Partnership's investment activities (credit risk).

Market Risk

   Trading in futures and forward (including foreign exchange transactions) contracts involves entering into contractual commitments to purchase or sell a particular commodity at a specified date and price. The gross or face amount of the contracts, which is typically many times that of the Partnership's net assets being traded, significantly exceeds the Partnership's future cash requirements since the Partnership intends to close out its open positions prior to settlement. As a result, the Partnership is generally subject only to the risk of loss arising from the change in the value of the contracts. As such, the Partnership considers the 'fair value' of its derivative instruments to be the net unrealized gain or loss on the contracts. The market risk associated with the Partnership's commitments to purchase commodities is limited to the gross or face amount of the contracts held. However, when the Partnership enters into a contractual commitment to sell commodities, it must make delivery of the underlying commodity at the contract price and then repurchase the contract at prevailing market prices. Since the repurchase price to which a commodity can rise is unlimited, entering into commitments to sell commodities exposes the Partnership to unlimited risk.

   Market risk is influenced by a wide variety of factors including government programs and policies, political and economic events, the level and volatility of interest rates, foreign currency exchange rates, the diversification effects among the derivative instruments the Partnership holds and the liquidity and inherent volatility of the markets in which the Partnership trades.

Credit Risk

   When entering into futures or forward contracts, the Partnership is exposed to credit risk that the counterparty to the contract will not meet its obligations. The counterparty for futures contracts traded in the United States and on most foreign futures exchanges is the clearinghouse associated with such exchanges. In general, clearinghouses are backed by the corporate members of the clearinghouse who are required to share any financial burden resulting from the non-performance by one of its members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members (i.e., some foreign exchanges), it is normally backed by a consortium of banks or other financial institutions. On the other hand, the sole counterparty to the Partnership's forward transactions is PSI, the Partnership's commodity broker. The Partnership has entered into a master netting agreement with PSI and, as a result, presents unrealized gains and losses on open forward positions as a net amount in the statements of financial condition. The amount at risk associated with counterparty non-performance of all of the Partnership's contracts is the net unrealized gain included in the statements of financial condition. There can be no assurance that any counterparty, clearing member or clearinghouse will meet its obligations to the Partnership.

   The General Partner attempts to minimize both credit and market risks by requiring the Partnership and its trading managers to abide by various trading limitations and policies. The General Partner monitors compliance with these trading limitations and policies which include, but are not limited to, executing and clearing all trades with creditworthy counterparties (currently, PSI is the sole counterparty or broker); limiting the amount of margin or premium required for any one commodity or all commodities combined; and generally limiting transactions to contracts which are traded in sufficient volume to permit the taking and liquidating of positions. Additionally, pursuant to the Advisory Agreements among the Partnership, the General Partner and each trading manager, a trading manager will automatically be terminated if the net asset value allocated to that trading manager declines by 33 1/3% since the first day of any calendar year or since the initial allocation of assets to that trading manager. Furthermore, the Agreement of Limited Partnership provides that the Partnership will liquidate its positions, and eventually dissolve, if the Partnership experiences a decline in the net asset value of 50% since the commencement of trading activities. In each case, the decline in net asset value is after giving effect for distributions and redemptions. The General Partner may impose additional restrictions (through modifications of such trading limitations and policies) upon the trading activities of the trading managers as it, in good faith, deems to be in the best interests of the Partnership.

   PSI, when acting as the Partnership's futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to the Partnership all assets of the Partnership relating to domestic futures trading and is not to commingle such assets with other assets of PSI. At March 31, 2000, such segregated assets totalled $7,011,616. Part 30.7 of the CFTC regulations also requires PSI to secure assets of the Partnership related to foreign futures trading which totalled $4,664,022 at March 31, 2000. There are no segregation requirements for assets related to forward trading.

   As of March 31, 2000, the Partnership's open futures and forward contracts mature within one year.

   At March 31, 2000 and December 31, 1999, the fair value of open futures and forward contracts were:

                                                 2000                          1999
                                       ------------------------     --------------------------
                                        Assets      Liabilities       Assets       Liabilities
                                       --------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Interest rates                    $ 84,259      $       --     $  207,534      $       --
     Stock indices                           --             323         87,680              --
     Currencies                          29,305         206,398         23,261           3,150
     Commodities                         58,669           2,554         12,827          24,975
  Foreign exchanges
     Interest rates                      38,037          38,491         31,830          10,611
     Stock indices                        3,368          15,698        419,307              --
     Commodities                         71,107         131,775        185,986          19,103
Forward Contracts:
     Currencies                          28,616         164,932         69,218         281,935
                                       --------     -----------     ----------     -----------
                                       $313,361      $  560,171     $1,037,643      $  339,774
                                       --------     -----------     ----------     -----------
                                       --------     -----------     ----------     -----------

                                       6

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

   As of March 31, 2000, a significant portion of the Partnership's net assets was held in U.S. Treasury bills (which represented approximately 77% of the net asset value prior to redemptions payable) and cash, which are used as margin for the Partnership's trading in commodities. Inasmuch as the sole business of the Partnership is to trade in commodities, the Partnership continues to own such liquid assets to be used as margin. The percentage that U.S. Treasury bills bears to the net asset value varies each day, and from month to month, as the market value of commodity interests change. The balance of the total net assets is held in cash. All interest earned on the Partnership's interest-bearing funds is paid to the Partnership.

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

   Redemptions by limited partners and the General Partner recorded for the three months ended March 31, 2000 were $485,977 and $4,960, respectively. Redemptions by limited partners and the General Partner from commencement of operations, February 15, 1991, through March 31, 2000 totalled $76,025,395 and $821,482, respectively. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   In accordance with the Agreement of Limited Partnership, if the Partnership's net asset value declines below $10 million as of the end of any business day, the Partnership will dissolve.

Results of Operations

   The net asset value per Unit as of March 31, 2000 was $155.01, a decrease of 15.16% from the December 31, 1999 value of $182.70.

   The Partnership's gross trading gains/(losses) were ($1,809,058) during the three months ended March 31, 2000 compared to $484,809 for the corresponding period in the prior year. Due to the nature of the Partnership's trading activities, a period to period comparison of its trading results is not meaningful. However, a detailed discussion of the Partnership's current quarter trading results is presented below.

Quarterly Market Overview

   While the Y2K scare passed without incident, the new year brought renewed volatility to the world's financial markets. As stock indexes reached new highs, stock valuations appeared driven more by investor interest than each company's fundamental earnings. March marked a reversal of the differences between 'old' economy and 'new' economy stocks as the technology laden indexes slumped and many traditional indexes recovered lost ground.

   The U.S. Federal Reserve, European Central Bank, Bank of England, Reserve Bank of Australia, and Bank of Canada increased interest rates in early February. The rate increases shared motivation of strong economic growth and concerns about inflation. Despite rate hikes and news of robust worldwide economic growth, global bond markets continued to rally partially due to investors seeking refuge from volatile equity markets.

   In the currency markets, the U.S. dollar advanced sharply in early 2000. The dollar's advance had been driven by strong growth and soaring asset prices, resulting in record levels of foreign capital coming into the United States. Since its inception a year ago, the euro has declined more than 17% against the U.S. dollar, 21% against the Japanese yen and 11% against the British pound. The euro touched an all time low at .9500 against the U.S. dollar in March. The currency's weakness has raised political problems for the European Central Bank and contributed to the recent decision to hike interest rates without any clear inflation threat. The Swiss franc had spent most of the last few months drifting lower against the U.S. dollar, tracking the euro's trend. The Japanese yen rallied sharply, gaining on the U.S. dollar and most other currencies in the final months of Japan's fiscal year (which ended March 31st). This is attributed to positive sentiment regarding Japan's economic recovery. Additionally, uncertainty regarding the direction of U.S. equities prompted many market participants to convert assets into yen.

   Energy prices continued their climb throughout January and February and into the first week of March. Crude oil futures prices rose above $33 a barrel, the highest level for a front-month (the most liquid) contract since the Gulf War in 1991. The energy sector reached a high early in March just prior to OPEC's agreement to increase production sufficiently to stabilize prices. Political pressure by the United States, along with a desire among OPEC members to maintain a crude oil price in the range of $22-$28 per barrel, prompted the cartel to announce a production increase. The May contract closed below $27 a barrel at quarter end.

Quarterly Partnership Performance

   The following is a summary of performance for the major sectors in which the Partnership traded:

   Currencies (-): The Japanese yen gained on the U.S. dollar and most other currencies during the first quarter. Short yen positions and Japanese yen/British pound cross-rate positions resulted in losses.

   Energies (+): The energy markets contributed favorably to quarterly performance. Crude oil's steady price rise reversed in March after OPEC agreed to increase production. Short crude oil positions produced gains.

   Stock Indices (-): Extreme volatility in the world's financial markets led to a lack of trending opportunities resulting in losses in S&P 500 and Nikkei (Japan) stock index positions.

   Metals (-): Losses in the metal sector resulted from short zinc positions as that market rallied in early March. A downturn in gold prices during the second half of the quarter led to losses for long positions. Increased demand resulted in losses for short copper positions.

   Interest income is earned on the Partnership's investment in U.S. Treasury bills and therefore varies monthly based on interest rates as well as the effect of trading performance and redemptions on the level of funds available for investment in U.S. Treasury bills. Interest income from U.S. Treasury bills decreased by approximately $5,000 for the three months ended March 31, 2000 as compared to the same period in 1999. This decrease is due primarily to the effect of fewer funds available for investments in U.S. Treasury bills resulting from weak trading performance during 1999 and the first quarter of 2000 and redemptions offset, in part, by higher interest rates during 2000.

   Commissions are calculated on the net asset value on the first day of each month and, therefore, vary due to trading performance and redemptions. Commissions decreased by approximately $68,000 for the three months ended March 31, 2000 as compared to the same period in 1999 due to the effect of weak trading performance during 1999 and the first quarter of 2000 and redemptions on the monthly net asset values.

   Other transaction fees consist of National Futures Association, exchange and clearing fees which are based on the number of trades the trading managers execute, as well as the exchange, clearing firm or bank on, or through, which the contract is traded. Other transaction fees decreased by approximately $3,000 for the three months ended March 31, 2000 as compared to the same period in 1999 due to decreased trading volume.

   All trading decisions for the Partnership are currently being made by Eagle Trading Systems, Inc., Robert M. Tamiso ('Tamiso') and Hyman Beck & Company, Inc. Management fees are calculated on the portion of the net asset value allocated to each trading manager at the end of each month, and, therefore, are affected by trading performance and redemptions. Management fees decreased by $21,000 for the three months ended March 31, 2000 as compared to the same period in 1999 for the same reasons commissions decreased as discussed above.

   Incentive fees are based on the New High Net Trading Profits generated by each trading manager, as defined in the Advisory Agreements among the Partnership, the General Partner and each trading manager. Accordingly, incentive fees of approximately $16,000 were earned during the three months ended March 31, 1999 by Tamiso. No incentive fees were earned during the three months ended March 31, 2000.

   General and administrative expenses were comparable for the three months ended March 31, 2000 as compared to the same period in 1999. These expenses include reimbursements of costs incurred by the General Partner on behalf of the Partnership, in addition to accounting, audit, tax and legal fees as well as printing and postage costs related to reports sent to limited partners.

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

PRUDENTIAL-BACHE OPTIMAX FUTURES FUND, L.P.

By: Seaport Futures Management, Inc.
    A Delaware corporation, General Partner

     By: /s/ Steven Carlino                       Date: May 12, 2000
     ----------------------------------------
     Steven Carlino
     Vice President and Treasurer